Form 10-Q
period 1995-09-30
WELLS REAL ESTATE FUND II-OW
filed 1995-11-15
CIK 824004

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended      September 30, 1995          or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission file number        0-17876

                  Wells Real Estate Fund II-OW
  (Exact name of registrant as specified in its charter)

          Georgia                              58-1754703
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

3885 Holcomb Bridge Road, Norcross, Georgia             30092
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (404) 449-7800



       (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No

                                 Form 10-Q

                       Wells Real Estate Fund II-OW

                                   Index

                                                          Page No.

PART I.   FINANCIAL INFORMATION

          Item 1.  Financial Statements

               Balance Sheets - September 30, 1995
                and December 31, 1994  ......................  3

               Statements of Earnings for the Three Months
                and Nine Months Ended September 30, 1995
                and 1994 ....................................  4

               Statements of Cash Flows for the Nine Months
                Ended September 30, 1995 and 1994  ..........  5

               Condensed Notes to Financial Statements ......  6

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations ............................... 10


PART II.  OTHER INFORMATION ................................. 15






















                       WELLS REAL ESTATE FUND II-OW
                          (a Limited Partnership)

                              Balance Sheets


                                  Assets

                                           Sept 30 1995     Dec 31 1994
Cash and cash equivalents                           509          14,703
Investment in joint venture (note 2)          1,456,660       1,483,315
Due from affiliate                               27,668          24,957
Due from Limited Partners                           207           1,217

     Total assets                             1,485,044       1,524,192

     Liabilities and Partners' Capital

Liabilities:
  Partnership distributions payable              27,984          25,654
  Due to affiliate                                    0          14,824
     Total liabilities                           27,984          40,478

Partners' capital:
  General Partners                                    0               0
  Limited Partners:
    Class A - 6,062 units outstanding         1,377,229       1,370,379
    Class B - 1,626 units outstanding            79,831         113,335

      Total Partners' capital                 1,457,060       1,483,714

          Total liabilities
          and Partners' capital               1,485,044       1,524,192

See accompanying condensed notes to financial statements.

                       WELLS REAL ESTATE FUND II-OW
                          (a Limited Partnership)

                          Statements of Earnings

                              Three Months Ended          Nine Months Ended
                          Sept 30 1995  Sept 30 1994   Sept 30 1995 Sept 30 1994
Revenues:
  Equity in earnings of
   joint venture (note 2)    20,002        15,461         52,012       29,715
Interest income                   0            75              2          305
                             20,002        15,536         52,014       30,020

Expenses:
  Office Expense                  0             3            250            3

     Net earnings            20,002        15,533         51,764       30,017

Net earnings allocated
to General Partners               0             0              0            0

Net earnings allocated to
Class A Limited
Partners                     31,422        26,250         85,266       61,895

Net loss allocated to
Class B Limited Partners     (11,421)      (10,717)       (33,503)     (31,878)

Net earnings per Class A
Limited Partner Unit            5.19         4.33          14.07        10.21

Net loss per Class B
Limited Partner Unit          (7.02)        (6.59)        (20.60)      (19.61)

Cash distribution per
Class A Limited Partner Unit    4.56         4.07          12.93         9.88

See accompanying condensed notes to financial statements.


                         WELLS REAL ESTATE FUND II-OW
                           (a Limited Partnership)

                           Statements of Cash Flows

                                                         Nine Months Ended
                                                   Sept 30 1995    Sept 30 1994
Cash flows from operating activities:
   Net earnings                                       51,764         30,017
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
     Equity in earnings of joint venture              (52,012)       (29,715)
     Changes in assets and liabilities:
       Decrease  in due from limited
         partners                                      1,011            610
       Decrease in accounts payable                     (311)          (280)
                Decrease in due to affiliates         (14,824)             0

          Net cash (used in) provided by
           operating activities                       14,372            632

Cash flows from investing activities:
   Investment in Joint Venture                             0         (4,396)
   Distributions received from joint venture          75,953         49,718
   Net cash provided by investing activities          75,953         45,322

Cash flows used by financing activities:
   Partnership distributions paid                     (75,775)       (58,066)

Net decrease in cash and cash
   equivalents                                        (14,194)       (12,112)

Cash and cash equivalents, beginning of year          14,703         26,426

Cash and cash equivalents, end of period                 509         14,314

See accompanying condensed notes to financial statements.



                       WELLS REAL ESTATE FUND II-OW
                          (a Limited Partnership)

                  Condensed Notes to Financial Statements
                                (Unaudited)

(1) Basis of Presentation. The financial statements of Wells Real Estate Fund II-OW (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim period presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such period. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31,
     1994.

(2) Investments in Joint Venture. The Partnership owns all of its properties through a joint venture (the
     "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells
     Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia limited partnership affiliated with the Partnership through common General Partners. As of September 30, 1995, the Partnership's equity interest in the Fund II -Fund II-OW Joint Venture was approximately 5%.

     The Fund II - Fund II-OW Joint Venture owns the following property directly:

     The Charlotte Project is a 2-story office building containing approximately 70,752 square feet located in Charlotte, North Carolina.

     In addition, the Fund II - Fund II-OW Joint Venture owns interests in the following properties through joint ventures:

     The Tucker Project is a commercial property known as "Heritage Place at Tucker" consisting of a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet located in Tucker, DeKalb County, Georgia, which is owned by a joint venture (the "Tucker-Cherokee Joint Venture") between the Fund II - Fund
     II-OW Joint Venture and Wells Real Estate Fund I ("Wells Fund I"). Wells Fund I is a Georgia limited partnership affiliated with the Partnership through common General Partners. As of
     September 30, 1994, the Fund II - Fund II-OW Joint Venture's equity interest in the Tucker Project was approximately 45%.

     The Cherokee Project
     During the third quarter of 1995, the Fund II - Fund II-OW Joint Venture, Wells Fund I, Wells Real
     Estate Fund VI, L.P. ("Wells Fund VI"), and Wells Real Estate Fund VII, L.P ("Wells Fund VII"), entered into a joint venture agreement known as Fund I, II, II-OW, VI and VII Associates (the "Fund
     I-II-IIOW-VI-VII Joint Venture"), which was formed to own and operate the Cherokee Project.
     Wells Fund VI and Wells Fund VII are Georgia limited partnerships affiliated with the Partnership through common General Partners. The investment objectives of Wells
     Fund I, Wells Fund VI and
     Wells Fund VII are substantially identical to those of the Partnership.

     The Cherokee Project is a retail shopping center known as the "Cherokee Commons Shopping
     Center". The Center has been expanded from 90,415 square feet to contain approximately 103,755 square feet in metropolitan Atlanta, Cherokee County, Georgia. The total cost for the completed expansion and remodeling of the Center was approximately $2,800,000 and was funded by Wells
     Fund I ($94,679), Fund II - II-OW Joint Venture ($805,092), Wells Fund
     VI ($953,798) and Wells
     Fund VII ($953,798). As of September 30, 1995, the Fund II-Fund II-OW Joint Venture's equity interest in the Cherokee Project was approximately 55%.

     The Atrium is a four-story office building known as "The Atrium at Nassau Bay" containing approximately 119,000 square feet located in metropolitan Houston, Nassau Bay, Texas, which is owned by a joint venture (the "Fund II - Fund III Joint Venture") between the Fund II - Fund II-OW
     Joint Venture and Wells Real Estate Fund III, L.P. ("Wells Fund III"). Wells Fund III is a Georgia limited partnership affiliated with the Partnership through common General Partners. As of
     September 30, 1995, the Fund II -Fund II-OW Joint Venture's equity interest in the Atrium was approximately 66%.

     The 880 Property is a 5.8 acre tract of real property located at the intersection of Warsaw and
     Holcomb Bridge Road in Roswell, Fulton County, Georgia, which is being developed into two separate tracts, as follows:

     The Brookwood Grill is a 1.5 acre tract of the 880 Property owned by the Fund II - Fund III Joint
     Venture, which was developed and is currently being operated as a restaurant. As of September 30,
     1995, the Fund II - Fund II-OW Joint Venture's equity interest in the Brookwood Grill was approximately 62%.

     The Holcomb Bridge Road Project is a 4.3 acre tract of the 880 Property currently being developed in a joint venture known as Fund II, III, VI and VII Associates (the "Fund II-III-VI-VII Joint
     Venture"), which was formed during the first quarter of 1995 among the Fund II - Fund III Joint
     Venture, Wells Fund VI and Wells Fund VII. The Fund II-III-VI-VII Joint Venture plans to develop the remaining portion of the 880 Property into two buildings containing a total of approximately
     48,000 square feet. At present, it is anticipated that approximately 26,000 square feet will be developed as office space and that approximately 22,000 square feet will be developed as retail space. The cost to develop the Holcomb Bridge Road Project, excluding the cost of the land, is currently estimated to be approximately $4,000,000. As of September 30, 1995, Wells Fund VI had contributed approximately $970,529 to the Fund II-III-VI-VII Joint Venture for the development of the Holcomb Bridge Road Project. The ultimate ownership percentages of the joint venture partners in the Fund II-III-VI-VII Joint Venture have not yet been determined at this time.

     For further information regarding the foregoing properties, refer to the Partnership's Form 10-K for the year ended December 31, 1994.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a summary and discussion of the operations of the properties described above during the three months and nine months ended September 30, 1995.

     The following summarizes the condensed financial statements of the Fund II - Fund II-OW Joint
     Venture:





                  FUND II AND FUND II - OW JOINT VENTURE
                              Balance Sheets


          Assets
                                           Sept 30, 1995     Dec 31, 1994
Real Estate:
     Land                                    1,367,856        1,367,856
     Building and improvements, net          6,340,419        6,495,708
                                             7,708,275        7,863,564

Investment in joint ventures                19,506,386       19,904,703
Procurement fees                               102,481          138,595
Cash and cash equivalents                       58,341          516,449
Due from affiliates                            479,460          147,852
Receivables and other assets                    83,542                0
          Total assets                      27,938,485       28,571,163

        Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses              0           72,602
  Due to affiliates                              3,924          111,348
  Partnership distributions payable            521,062          471,753
          Total liabilities                    524,986          655,703

Partners' capital:
     Wells Real Estate Fund II              25,956,839       26,432,145
     Wells Real Estate Fund II - OW          1,456,660        1,483,315
          Total partners' capital           27,413,499       27,915,460

               Total liabilities and
                 partners' capital          27,938,485       28,571,163


                   FUND II AND FUND II-OW JOINT VENTURE
                          Statements of Earnings


                                Three Months Ended      Nine Months Ended
                          Sept 30 1995  Sept 30 1994  Sept 30 1995  Sept 30 1994
Revenues:
  Rental income                114,716     114,717       344,150      191,195
  Equity in earnings of
     joint ventures            344,511     254,138       926,333      761,885
  Interest income                  110       3,606           427       14,781

Expenses:
  Management and leasing fees    6,883       6,883        20,649       11,472
  Depreciation & amortization   53,159      53,158       159,475      153,356
  Other operating costs         22,624      19,608       111,284      240,253

              Net earnings     376,671     292,812       979,502      562,780

Cash Distributions to the
 Partnership                    27,669      24,644        78,666       59,637

ITEM2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As of September 30, 1995, the Partnership owned interests in the following properties through the Fund II - Fund II-OW Joint Venture:


Charlotte Project

                                   Three Months Ended     Nine Months Ended
                           Sept 30 1995  Sept 30 1994 Sept 30 1995  Sept 30 1994
Rental Income                103,177       103,176      309,529       171,960
Straight Line Rent
 Adjustment                   11,541        11,541       34,622        19,234
Operating Income               8,866        (3,281)      42,300       105,628
Depreciation, General and
 Administrative Expenses      53,159        62,170      159,475       212,206
Net Income (Loss)             52,693        55,828      142,376      (126,640)

Occupied %                    100.00%       100.00%     100.00%      100.00%
Partnership Ownership%          5.31%         5.28%       5.31%        5.28%

Cash generated to the
 Partnership                    4,821            0      14,190            0

Net income remained stable for the three months ended September 30, 1995 compared to the same quarter of 1994. Rental income increased for the nine months ended September 30, 1995, over the same period of
1994, due chiefly to the vacancy of the property during 1994. Operating expenses at the project decreased for the nine month period of 1995 compared to 1994 due to property taxes and maintenance expenses now being paid by First Union Bank. General and administrative expenses decreased over 1994 levels due mainly to a decrease in marketing and administrative expenses relating to the lease-up of the building.


Brookwood Grill

                               Three Months Ended        Nine Months Ended
                          Sept 30 1995  Sept 30 1994  Sept 30 1995  Sept 30 1994
Rental Income                56,188        56,188       168,563       168,563
Operating Expenses, Net
  of Reimbursements           7,066        12,002        18,236        31,417
Operating Income             49,122        44,186       150,327       137,146
Depreciation, General and
  Administrative Expenses    23,222        18,210        74,492        67,339
Net Income                   25,900        25,976        75,835        69,807

Occupied % of  Developed
 Property                   100.00%        100.00%       100.00%       100.00%
Partnership Ownership %       3.31%          3.29%         3.31%         3.29%

Cash Distributions to the
 Fund II - Fund II-OW
 Joint Venture               25,025         9,215        73,911         54,296


Net income and cash distributions have increased for the nine months ended September 30, 1995 as compared to the same period in 1994 due to decreased operating expenditures and increased common area
maintenance billings to the tenant in 1995.


Heritage Place at Tucker

                               Three Months Ended       Nine Months Ended
                         Sept 30 1995  Sept 30 1994   Sept 30 1995  Sept 30 1994
Rental Income              313,802       313,389          957,817     900,970
Operating Expenses         131,343       146,935          436,331     404,147
Operating Income           182,459       166,454          521,486     496,823
Depreciation, Refurbish-
 ment and Other             88,952        82,393          267,459     249,131
Net Income                  93,507        84,061          254,027     247,692

Occupied %                  89.33%         96.92%         89.33%      96.92%
Partnership Ownership%       2.39%          2.39%          2.39%       2.39%

Cash Distributions to the
 Fund II - Fund II-OW
 Joint Venture              71,266        49,409          197,189     141,027

Rental income increased for the nine months ended September 30, 1995, as compared to the same period in 1994, due primarily to higher base rents. While operating expenses decreased for the three months ended
September 30, 1995, they continue to be greater, on a year to date basis, than prior year due primarily to increased property taxes, electricity and landscaping expenses. Depreciation, refurbishment and other
expenses also increased for the three months and nine months ended September
30, 1995 as compared to the
same periods in 1994 due chiefly to reimbursements by tenants for refurbishments in 1994.  Net income has
increased for the three months and nine months ended September 30, 1995, as compared to the same periods in 1994, for the reasons discussed above. Cash distributions have increased for both the three months and nine months ended September 30, 1995, as compared to 1994 levels due primarily to capitalized tenant
improvements made during the first two quarters of 1994.


Cherokee Commons Shopping Center

                                    Three Months Ended   Nine Months Ended
                          Sept 30 1995  Sept 30 1994  Sept 30 1995  Sept 30 1994
Rental Income               253,387        129,154       546,904     388,224
Operating Expenses, Net
 of Reimbursements           28,154         24,418        88,276      85,016
Operating Income            225,233        104,736       458,628     303,208
Depreciation,Refurbish-
 ment and  Other             90,848         57,487       218,164     168,934
Net Income                  134,385         47,249       240,464     134,274

Occupied %                   94.52%         92.20%       94.52%      92.20%
Partnership Ownership%        2.90%          3.63%        2.90%       3.63%

Cash Distributions to the
 Fund II - Fund II-OW
 Joint Venture               88,365         47,294      169,704      137,152

A lease amendment was executed with Kroger to expand its existing store at the Cherokee Commons
Shopping Center from 45,528 square feet to 66,918 square feet. In November 1994, construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger
expansion and remodeling of Center is estimated to be approximately $2,800,000.
  The initial cost of this
expansion was funded from existing reserves held by the Partnership, Wells Fund I and Wells Fund II, and the remaining funding was provided by Wells Fund VI and Wells Fund VII.

Rental income increased for the three months and nine months ended September 30,
 1995, as compared to the
same periods in 1994, due primarily to increased tenant occupancy and the Kroger expansion.  Operating
expenses increased due primarily to timing differences in billing tenant expense reimbursements.
Depreciation, refurbishment and other expenses increased for the three months and nine months ended
September 30, 1995, as compared to the prior year, due chiefly to an increase in depreciation expense resulting from the recently completed expansion and remodeling of the Center. Cash distributions for the three and six month periods ended September 30, 1995 are greater than the 1994 levels due primarily to increased revenue at the Center.




The Atrium Property

                                Three Months Ended      Nine Months Ended
                         Sept 30 1995  Sept 30 1994  Sept 30 1995  Sept 30 1994
Rental Income               519,836       519,836     1,559,509     1,559,509
Operating Expenses, Net
 of Reimbursements           92,759       121,557       282,752       380,212
Operating Income            427,077       398,279     1,276,757     1,179,297
Depreciation, General
 and Administrative
 Expenses                   117,989       142,907       350,357       393,745
Net Income                  309,088       255,372       926,400       785,552

Occupancy %                 100.00%       100.00%       100.00%       100.00%
Partnership Ownership%        3.48%         3.44%         3.48%         3.44%

Cash Distributions to the
 Fund II -  Fund II-Ow
 Joint Venture              294,805       280,527       883,847       854,359

The increase in net income for the nine month period ended September 30, 1995, over the same period in
1994, is due primarily to a decrease in repairs and maintenance expenses as well as the decrease in accrued property taxes resulting from the 1994 reassessment.

The Atrium Property lease will expire on June 30, 1996. If Lockheed does not negotiate a new lease for the building or suitable replacement tenants are not found, operating results at the
 Atrium Property would be
adversely affected.

                                   *****


As of September 30, 1995, the developed properties owned by the Fund II-Fund II-OW Joint Venture were
96.8% occupied as compared to 96.6% leased as of September 30, 1994.

The Partnership reflected increased revenues for the quarter ended September 30,
 1995, over the revenues for
the same periods in 1994, due to the joint venture's increased income which was primarily the result of the
occupancy of the Charlotte Project.

Distributions to be received by the Partnership from the Fund II - Fund II-OW Joint Venture for the three-month periods ended September 30, 1995, and September 30, 1994, were $27,669 and $24,644, respectively.

The Partnership made cash distributions to Limited Partners holding Class A Units of $5.19 per unit for the third quarter of 1995, as compared to $4.33 for the third quarter of 1994. No cash distributions were made by the Partnership to Limited Partners holding Class B Units.

Due from limited partners in the amount of $207 represents 1989 and 1991 withholding taxes for certain nonresident North Carolina investors, which the Partnership was required to pay to the State of North
Carolina and which will be deducted from future cash distributions.

Since the Partnership has invested all of its funds available for investment in properties, it is highly unlikely that the Partnership will acquire an interest in any additional properties. The
 Partnership's capital resources
are anticipated to remain relatively stable over the holding period of its investments.

The Partnership is required to maintain working capital reserves in an amount equal to the cash operating expenses estimated by the General Partners to be required to operate the Partnership for a six-month period, not to exceed 3% or be reduced below 1% of Limited Partners' capital contributions. The General Partners believe that the Partnership's working capital reserves will be adequate, and it is not anticipated that the Partnership will have needs for additional capital or liquid assets.


                        PART II - OTHER INFORMATION

Item 6(b). During the third quarter of 1995, the Partnership filed a report on Form 8-K dated September 11,
1995, to report a change in the independent accounting firm engaged to audit the
 Partnership's financial
statements.



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND II-OW
                              (Registrant)


Dated:  November 10, 1995               By:  /s/ Leo F. Wells, III
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President,
                                   Sole Director and Chief Financial
                                   Officer of Wells Capital, Inc., the
                                   Corporate General Partner