Form 10-K
period 1995-12-31
WELLS REAL ESTATE FUND II-OW
filed 1996-04-16
CIK 824004

2

3


               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     [Fee Required]

For the fiscal year ended               December 31, 1995
or

[ ]  Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of  1934
     [No Fee Required]

For the transition period from                     to
Commission file number             0-17876
                         Wells Real Estate Fund II-OW
                    (Exact name of registrant as specified in its charter)

          Georgia                            58-1754703
(State or other jurisdiction of                     (I.R.S.
Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road  Norcross, Georgia                 30092
(Address of principal executive offices)                    (Zip
Code)

Registrant's telephone number, including area code          (770)
449-7800
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                Name of exchange on which
registered               NONE                               NONE

Securities registered pursuant to Section 12 (g) of the Act:

                              CLASS A UNITS
                              (Title of Class)

                              CLASS B UNITS
                              (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No
Aggregate market value of the voting stock held by non-
affiliates:         Not Applicable
                             PART I


ITEM  1.  BUSINESS


Wells Real Estate Fund II-OW (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as General Partners. The Partnership was formed on October 13, 1987, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

On November 6, 1987, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 7, 1988, and received gross proceeds of $1,922,000 representing subscriptions from 219 Limited Partners, composed of two classes of limited partnership interests, Class A and Class B limited partnership units.

As of December 31, 1995, the Partnership owned interests in the following properties: (i) a retail shopping and commercial office complex located in Tucker, Georgia, (ii) a shopping center located in Cherokee County, Georgia, (iii) a two-story office building located in Charlotte, North Carolina, (iv) a four-story office building located in metropolitan Houston, Texas, (v) a restaurant located in Fulton County, Georgia, and (vi) a retail shopping center currently being developed in Fulton County, Georgia. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Item 2 below. The lease on the Atrium Building in Houston, which contributes a significant proportion to the revenue of the Partnership, will expire in June, 1996. If the Partnership is unable to obtain a new tenant, the income generated to the Partnership may decrease significantly. See the detailed discussion in Item 2, Properties.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partner and Affiliates" - for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1995.

Insurance

Wells Management Company, Inc., an affiliate of the General Partner, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

Item 2.  Properties.

The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of December 31, 1995, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%..

The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence.
Accordingly, investment in joint venture is recorded on the equity method.

Of the six properties owned by the joint venture, three are retail shopping centers, two are office buildings and one is a restaurant. As of December 31, 1995, these properties were 95.87% occupied, down from 97.34% at December 31, 1994, and up from 66.90% at December 31, 1993, 93.76% at December 31, 1992 and 93.57% at December 31, 1991.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1995, assuming no exercise of renewal options or termination rights:

                                   Partnership
                                 Share
Year  of                Number of    Square    Annualized     of Annualized
Percentage of  Percentage of
Lease           Leases  Feet         Gross Base      Gross  Base      Total
Square Total Annualized
Expiration      Expiring             Expiring   Rent  (1)        Rent   (1)
Feet Expiring  Gross Base Rent

1996(2)12    141,922$2,296,663 $77,135      52.20%       61.37%
1997  12      25,528 319,709     8,115       9.39%          8.54%
1998   4       7,750  92,134     2,479       2.85%          2.46%
1999   6       9,619 152,313     3,780       3.54%          4.07%
2000   2       5,314  81,438     2,100       1.95%          2.18%
2001(3)2      78,192 749,373    35,297      28.76%        20.02%
2002   1       3,531  50,821     1,215       1.30%             1.36%
2003   0           0       0         0       0.00%         0.00%
2004   0           0       0         0       0.00%         0.00%
2005    0           0             0               0         0.00%
0.00%
      39     271,8563,742,451 $130,121      100.0%        100.0%

(1) Average monthly gross rent over the life of the lease, annualized.

(2)       Expiration of Lockheed Engineering and Science Company,
Inc. at The Atrium.

(3) Expiration of the Brookwood Grill with 7,440 square feet and the First Union Bank with 70,752 square feet at the Charlotte Project.


The following describes the properties in which the Partnership owns an interest as of December 31, 1995.

The Charlotte Property

On May 9, 1988, the Fund II-Fund II-OW Joint Venture acquired a two-story building containing approximately 70,752 net leasable square feet, located on a 9.54 acre tract of land located in Charlotte, Mecklenburg County, North Carolina (the "Charlotte Property") for a purchase price of $8,550,000. While the entire project was originally leased under a net lease to IBM, IBM elected not to exercise its second three year option to extend its lease and vacated the building effective September 30, 1993, after paying a $425,000 lease termination fee.

On May 1, 1994, First Union Bank assumed occupancy of the Charlotte property under a lease which expires April 30, 2001. The principal terms of the lease provide for First Union's sole tenancy of the project as a regional operations center for the initial term of seven years. Because First Union Bank invested approximately $1 million in tenant improvements at the Charlotte property, a lower rental rate was accepted for the first five years. There are presently no plans for improvement or further development of the project.

The annual base rent during the initial term is $412,705 payable in equal monthly installments of $34,392.08 during the first two years, annual base rent of $454,651 payable in equal monthly installments of $37,887.58 during the third year, annual base rent of $489,650 payable in equal monthly installments of $40,804 during the fourth year and annual base rent of $524,625 payable in equal monthly installments of $43,718.75 during the fifth year. Rental rates during the remaining two years of the lease term will be determined by market rates.

The occupancy rates at the Charlotte Property as of December 31 were 100% in 1995, 100% in 1994, 0% in 1993, 100% in 1992 and
1991. The average effective annual rental per square foot at the Charlotte Property was $5.83 for 1995, $3.88 1994, $28.12 for 1993 and $15.69 for 1992, and 1991. The higher effective annual rental rate for 1993 is due to the payment of $425,000 in lease termination fees by IBM.






The Atrium

On April 3, 1989, the Fund II-Fund II-OW Joint Venture formed a joint venture (the "Fund II-Fund III Joint Venture") with Wells Real Estate Fund III, L.P. ("Wells Fund III"), a public Georgia limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund III are substantially identical to those of the Partnership.

In April 1989, the Fund II-Fund III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in the City of Nassau Bay, Harris County, Texas, know as "The Atrium at Nassau Bay", (the "Atrium").

The  funds used by the Fund II-Fund III Joint Venture to  acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of December 31, 1995, the Fund II-Fund II-OW
Joint   Venture  and  Wells  Fund  III  had  made  total  capital
contributions   to  the  Fund  II-Fund  III  Joint   Venture   of
approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II - Fund II-OW Joint Venture holds approximately 66% equity interest in the Fund II - Fund III Joint Venture, and Wells Fund III holds approximately 34% equity interest in the Fund II - Fund III Joint Venture.

The Atrium was first occupied in 1987 and contains approximately 119,000 net leasable square feet. Each floor of the Atrium is currently under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the Lockheed Company, of which leases have terms of approximately eight years and expire on June 30, 1996. The leases do not contain any provisions for extension. The Fund II-Fund III Joint Venture is responsible for operating expenses of up to $4.50 per square foot for the first four years and $4.75 per square foot thereafter. The tenant under each lease is required to pay certain operating expenses including expenses relating to its share of the building in excess of $4.50 paid by the Joint Venture per square foot for the first four lease years and $4.75 per square foot for the remaining term. Under the terms of each of the leases, the tenant is responsible for all maintenance and repair work, as well as all utilities, taxes, insurance and similar expenses with respect to the Atrium in excess of the amounts specified above. The leases for each of the four floors of the building are identical, except as to their base monthly rentals. The leases for the Atrium provide for base rent of $185,298 per month until expiration of said lease in June 1996.

The occupancy rate at the Atrium Property was 100%, and the average effective annual rental per square foot at the Atrium
Property was $17.47 for each of the five years from 1991 through 1995.

The lease with Lockheed will expire on June 30, 1996, and renewal is not expected at this time. The Partnership has responded to various potential tenants regarding leasing portions of the Atrium, should Lockheed not renew. In the event that Lockheed does not renew its lease and the Partnership is unable to lease a substantial portion of the Atrium Property at rates at lease comparable to the lease rates currently being paid under the Lockheed lease, the income generated from the Atrium Property could decrease significantly following the expiration of the Lockheed lease on June 30, 1996. In addition, even if the Partnership is able to obtain leases with new tenants for the Lockheed Project, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership, which could have the effect of substantially reducing future cash distributions to Limited Partners.

The Brookwood Grill Property

On  January  31,  1990,  the  Fund II-Fund  II-OW  Joint  Venture
acquired a 5.8 acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Brookwood Grill Property"). The Brookwood Grill Property is located about two miles west of Georgia Highway 400 and approximately 20 radial miles north of the Atlanta Central Business District. The Fund II - Fund II-OW Joint Venture paid $1,848,561, including acquisition expenses, for the 5.8 acre tract of undeveloped property.

On September 20, 1991, the Fund II-Fund II-OW Joint Venture contributed the Brookwood Grill Property, along with its interest as landlord under the lease agreement referred to below, as a capital contribution to the Fund II-Fund III Joint Venture. As of September 20, 1991, the Fund II-Fund II-OW Joint Venture had expended approximately $2,128,000 for the land acquisition and development of the Brookwood Grill Property.

As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and the construction of a 7,440 square foot restaurant. This Roswell site, which opened early March 1992, is the second location in the Atlanta area for what is anticipated as a southeastern chain of restaurants similar in concept to Houston's, Ruby Tuesday, and Friday's. This chain is principally owned by David Rowe, an Atlanta real estate developer of Kroger shopping centers, and several operating partners formerly with Houston's. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year option periods. The agreement calls for a base rental of $217,006 per year for Years 1 through 5, with a 15% increase for the remainder of the initial term. Rental rates for all option periods will be based on the prevailing market values and rates for those periods. Under the terms of the lease, the Fund II-Fund III Joint Venture was required to make certain improvements for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements described in the plans and specifications. The Fund II-Fund III Joint Venture has expended approximately $1,100,000 for such improvements. In addition to the base rent described above, the tenant is required to pay "additional rent" in amounts equal to a 12% per annum return on all amounts expended for such improvements.

The occupancy rate for the Brookwood Grill, sole tenant, was 100% for 1995, 1994, 1993, and 1992. The average effective annual rental per square foot at the Brookwood Grill is $30.21 for 1995, 1994 and 1993, and $24.60 for 1992, the first year of occupancy.

As of December 31, 1995, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the project, and Wells Fund III holds an approximately 38% equity interest in the project.

On January 10, 1995, the remaining 4.3 undeveloped acres of land comprising the 880 Property was contributed to a new joint venture, Fund II, III, VI, and VII Associates by Fund II-Fund III
Joint Venture.  This property is described below.

Fund  II,  III,  VI  and  VII Joint Venture/Holcomb  Bridge  Road
Project


On January 10, 1995, Fund II-Fund III Joint Venture; Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, and Wells Real Estate Fund VII, L. P.("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI and VII Joint Venture"). Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

In January 1995, the Fund II-Fund III Joint Venture contributed approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia including land improvements with a book value of $1,729,116 to the Fund II, III, VI and VII Joint Venture. Development is underway on two buildings containing a total of approximately 48,000 square feet; 26,000 square feet to be developed as office space and 22,000 square feet to be developed as retail space. As of December 31, 1995, leases have been signed with Bertucci's Restaurant Corporation for 5,935 square feet, Air Touch Cellular for 3,046 square feet and Townsend Tax for 1,389 square feet. Initial occupancy occurred in February, 1996.

As of December 31, 1995, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an approximate 33% equity interest, Wells Fund VI had contributed $982,691 toward the construction for an approximate 19% equity interest, and Wells Fund VII had contributed $2,500,000 for a approximate 48% equity interest. As of December 31, 1995, the Partnership held an approximate 1.0% equity interest through the Fund II-Fund II-OW Joint Venture in the Fund II, III, VI and VII Joint Venture. The total cost to develop the Holcomb Bridge Road Project excluding land, is currently estimated to be approximately $4,000,000, and it is anticipated that the remaining approximate $517,000 will be contributed $260,000 by Wells Fund VI and $257,000 by Wells Fund VII.






Tucker Property

The Tucker Property consists of a retail shopping center and a commercial office building complex located in Tucker, DeKalb County, Georgia (the "Tucker Property"). The retail shopping center at the Tucker Project contains approximately 29,858 net leasable square feet. The commercial office space at the Tucker Project, which divided into seven separate buildings, contains approximately 67,465 net leasable square feet.

On January 9, 1987, the Partnership acquired an interest in the Tucker Property which was acquired by a joint venture (the "Tucker Joint Venture") originally between the Partnership and Wells Real Estate Fund I (`Wells Fund I"). Wells Fund I is a Georgia limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund I are substantially identical to those of the Partnership. Upon the formation of the Fund II-Fund II-OW Joint Venture in March 1988, the Partnership contributed its joint venture interest in the Tucker Joint Venture to the Fund II-Fund II-OW Joint Venture as a part of its capital contribution. On January 1, 1991, the Cherokee Joint Venture, which is defined below, was merged into the Tucker Joint Venture forming a new joint venture (the "Tucker-Cherokee Joint Venture"). As described below, the Cherokee Joint Venture was also a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Fund I. Under the terms of the Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee, the percentage interest of the Fund II - Fund II-OW Joint Venture in the Tucker Project remained unchanged as a result of the merger of the Tucker Joint Venture into the Tucker-Cherokee Joint Venture.

On  August  1,  1995, Wells Fund I and the Fund II -  Fund  II-OW
Joint Venture entered into another amendment to effect the contribution of the Cherokee Project to the Fund I, II, II-OW-VI, VII Joint Venture, as described below. As a result, the name of the Partnership has been changed back to "Fund I and Fund II Tucker", and is therefore no longer merged with the Cherokee Joint Venture. The Partnership's percentage interest in the Tucker Project remained unchanged as a result of the transaction.

Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Project through capital contributions which have been paid as progressive stages of construction were completed. As of December 31, 1995, Wells Fund I had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,826,015 to the Tucker Project. As of December 31, 1995, Wells Fund I had an approximately 55% equity interest in the Tucker Project and the Fund II - Fund II-OW Joint Venture had an approximately 45% equity interest in the Tucker Project. As of December 31, 1995, the Tucker Project was 83% occupied by 34 tenants.

There are no tenants in the project occupying ten percent or more
of  the  rentable  square  footage.   The  principal  businesses,
occupations, and professions carried on in the building are typical retail shopping/commercial office services.

The occupancy rate at the Tucker Property was 83% in 1995, 96% in 1994, 89% in 1993, 80% in 1992 and 83% in 1991.
The average effective annual rental per square foot at the Tucker
Property  was $12.61 for 1995, $12.63 for 1994, $11.37 for  1993,
$11.37 for 1992, and $9.77 for 1991.

Cherokee Property

The Cherokee Property consists of a retail shopping center known as "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Project"). The Cherokee Project consists of approximately 103,755 net leasable square feet.

On June 30, 1987, the Partnership acquired an interest in the Cherokee Project through a joint venture (the "Cherokee Joint Venture") between the Partnership and Wells Fund II-Fund II-OW. On January 1, 1991, the Cherokee Joint Venture merged with the Tucker Joint Venture to form the Tucker-Cherokee Joint Venture. As described above, the Tucker Joint Venture was also a joint venture between the Partnership and the Fund II-Fund II-OW Joint Venture. Under the terms of the Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee, the Partnership's percentage interest in the Cherokee Project remained unchanged as a result of the merger of the Cherokee Joint Venture into the Tucker-Cherokee Joint Venture.

On August 1, 1995, the Partnership, the Fund II - Fund II-OW Joint Venture, Wells Fund I, Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public limited partnership, as general partners and Wells Real Estate Fund VII, L.P. ("Wells Fund VII'), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia non-public limited partnership, as general partners entered into a joint venture agreement known as Fund I, II, II-OW, VI, and VII Associates (the "Fund I, II, II-OW, VI, VII Joint Venture"), which was formed to own and operate the Cherokee Project. Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partnership, as its general partner. The investment objectives of Wells Fund I, Wells Fund II-Fund II-OW, Wells Fund VI and Wells Fund VII are substantially identical to those of the partnership.

As of December 31, 1995, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,718 and Wells Fund VII had contributed cash in the amount of $953,798 to the Cherokee Project. As of December 31, 1995, the equity interests in the Cherokee Project were as follows: Wells Fund I, 23%, Fund II-Fund II-OW Joint Venture, 55%, Wells Fund VI, 11% and Wells Fund VII 11%.

The Cherokee Project is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the Property. As of December 31, 1995, the Cherokee Project was approximately 94% occupied by 19 tenants, including Kroger.

Kroger is the only tenant occupying ten percent or more of the rentable square footage. Kroger is a retail grocery chain. The other tenants in the shopping center provide typical retail shopping services.
The Kroger lease calls for an annual rent of $392,915, which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years.

The occupancy rate at the Cherokee Property was 94% in 1995, 91% in 1994, 89% in 1993, 88% in 1992 and 85% in 1991.

The average effective annual rental per square foot at the Cherokee Property was $7.50 for 1995, $5.33 for 1994, $6.47 for
1993, $6.46 for 1992 and $6.52 for 1991.


ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1995.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1995.















                             PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY
HOLDER MATTERS.

As of February 28, 1996, the Partnership had 6,062 outstanding Class A Units held by a total of 179 Limited Partners and 1,626 outstanding Class B Units held by a total of 40 Limited Partners. The capital contribution per unit is $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Unit holders are entitled to an annual 8% non-cumulative distribution preference over Class B Unit holders as to cash distributions from Net Cash from Operations, defined in the Partnership Agreement as Cash Flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, but are initially allocated none of the depreciation, amortization, cost recovery and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Cash distributions from Net Cash from Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners for the two most recent fiscal years were as follows:



Amount                     Amount Per Class B
                              Per Class A Unit
Unit
Distribution for Total Amount Investment   Return of   Return of
General
Quarter Ended    Distributed  Income         Capital
Capital          Partner

March 31, 1994      $15,295                          $2.52  $0.00
$0.00                 $0.00
June 30, 1994       $19,928              3.29     0.00     0.00
$0.00
September 30, 1994  $24,716              4.08     0.00     0.00
$0.00
December 31, 1994   $25,028              4.13     0.00     0.00
$0.00
March 31, 1995      $24,128              3.98     0.00     0.00
$0.00
June 30, 1995       $26,621              4.39     0.00     0.00
$0.00
September 30, 1995  $27,668              4.56     0.00     0.00
$0.00
December 31, 1995   $26,853              4.44     0.00     0.00
$0.00


The fourth quarter distributions were accrued for accounting purposes in 1995 and were not actually paid until February, 1996.
ITEM 6.  SELECTED FINANCIAL DATA.


The following sets forth a summary of the selected financial data for  the fiscal years ended  December 31, 1995, 1994, 1993,  1992 and 1991.

                                                   1995          1994
1993                  1992            1991


Total assets $1,462,240  $1,524,192$1,564.139 $1,576,731       $1,613,859
Total revenues   56,702      28,120   110,450     85,746      82,249
Net Income       56,452      28,120   110,450     81,971      78,783
Net income
allocated to General
Partners             --          --        --          --      --
Net income allocated
  to Class A Limited
  Partners      107,511      71,081   144,338    122,641      120,350
Net loss allocated
  to Class B Limited
  Partners     (51,059)    (42,961)  (33,888)    (40,670)    (41,567)
Net income per
  Class A Limited
  Partner Unit    17.74       11.73     23.81       20.23      19.85
Net loss per
  Class B
  Limited Partner Unit(31.40)(26.42)  (20.84)     (25.01)    (25.56)
Cash distribution
  per Class A
  Limited Partner Unit17.37   14.02     18.77       20.00      19.54
Cash distribution
  Class B
  Limited Partner Unit--         --        --        1.31         --




ITEM  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITIONS AND RESULTS OF OPERATION.

The   following  discussion  and  analysis  should  be  read   in
conjunction with the selected financial data and the accompanying financial statements of the Partnership and notes thereto.

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in the Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Results of Operations and Changes in Financial Conditions

General

As of December 31, 1995, the developed properties owned by the Fund II-Fund II-OW Joint Venture, excluding the Holcomb Bridge Road Property which is not yet fully developed, were 96% leased, as compared to 1994, and 1993 when the properties were 98% and 66% leased respectively. The increase in the leased percentages for 1994 and 1995 is due to the occupancy of the Charlotte Property for the last eight months of 1994 and all of 1995.

Gross revenues of the Partnership were $56,702 for the fiscal year ended December 31, 1995, as compared to $28,120 for the fiscal year ended December 31, 1994 and $110,450 for the fiscal year ended December 31, 1993. The increase in gross revenues for fiscal year 1995 from fiscal year 1994 was due primarily to the full year occupancy at the Charlotte Project. The decrease in gross revenues for 1994 over 1993 was primarily due to the vacancy and decreased rental rate at the Charlotte Property. A fourth quarter loss at the Cherokee Property was due to a loss on the retirement of tenant improvements which were necessary to complete the Kroger expansion.

Administrative expenses of the Partnership are incurred at the joint venture level. Depreciation expense increased from 1994 to 1995 due to a change in the estimated useful lives of buildings and improvements from 40 years to 25 years. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Partnership distributions paid during the fiscal year ended December 31, 1995, totaled $105,270, as compared to $84,967 during the fiscal year ended December 31, 1994 and $113,774 during the fiscal year ended December 31, 1993. This increase in partnership distributions paid for fiscal year 1995 as compared to fiscal years 1994 and 1993 was primarily caused by an increase in net cash provided by operating activities which was caused by occupancy fluctuations.
The Partnership made cash distributions to Limited Partners holding Class A units of $17.37 per unit for fiscal year ended December 31, 1995 and $14.02 per unit for fiscal years ended December 31, 1994 and $18.77 per unit for 1993. The Partnership made no cash distributions to Limited Partners holding Class B Units for fiscal year ended 1995, 1994 or 1993.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint ventures adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

Property Operations

As of December 31, 1995, the Partnership owned interests in the following properties through the Fund II - Fund II-OW Joint
Venture:

Tucker Property
                              For the Year Ended December 31
                         1995           1994                1993

Revenues:
   Rental income  $1,227,116      $1,228,960         $1,106,676
   Interest income      2,599          3,269              3,151
                   1,229,715       1,232,229          1,109,827
Expenses:
   Depreciation      277,862         238,238            236,288
   Management and
     leasing expenses135,517         133,650            126,853
   Other operating expenses563,049   500,494            617,726
                     976,428         872,382            980,867
Net income          $253,287        $359,847           $128,960

Occupied %               83%             96%                89%
Partnership Ownership % 2.4%            2.4%               2.4%

Cash distribution to
the Fund II-Fund II-OW
Joint Venture*      $250,278        $202,642           $124,189

Net income allocated
to Fund II - Fund II-OW
Joint Venture*      $113,752        $161,608            $57,817

*The  Partnership holds a 5% ownership in the Fund II-Fund  II-OW
Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental  income remained relatively stable from 1994 to  1995  and increased  from  $1,106,676 in 1993 to  $1,228,960  in  1994  due primarily to increased tenant occupancy. Operating expenses increased in 1995 over 1994 due to an increase in property taxes, utilities, and other repairs and maintenance. Operating expenses decreased in 1994 as compared to 1993 due chiefly to a decrease in retirement of tenant improvements of $88,000 and a decrease of $20,000 for general and administrative expenses. The increase in depreciation expense for 1995 as compared to 1994 and 1993 is a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Net income of the property decreased to $253,286 in 1995 from $359,847 in 1994 due to increased depreciation and operating expenses as discussed above and increased in 1994 due to increased tenant occupancy and decrease in operating expenses as discussed above.

The property was 83% leased as of December 31, 1995, as compared to 96% as of December 31, 1994, and 89% as of December 31, 1993. Rental income for 1995 decreased only slightly over the 1994 level due to the decrease in occupancy occurring near the end of 1995.

Real estate taxes were $127,484 for 1995, $105,042 for 1994 and $132,780 for 1993.

For  comments on the general conditions to which the property may
be  subject,  see  Item  1, Business,  Page  2.   For  additional
information  on  the  property,  tenants,  etc.,  see   Item   2,
Properties, page 3.
Cherokee Commons Shopping Center


                              For the Year Ended December 31
                                      1995                   1994
1993
Revenues:
   Rental income    $778,204       $ 552,823           $585,195
   Interest income       180              50                343
                     778,384         552,873            585,538
Expenses:
   Depreciation      277,099         172,583            178,269
   Management and
     leasing expenses 36,303          22,410             20,453
   Other operating expenses115,885   569,830            605,465
                     429,287         764,823            804,187
Net income          $349,097       $(211.950)         $(218.649)

Occupied %               94%             91%                89%
Partnership Ownership % 2.9%            3.7%               2.4%

Cash distribution to
the Fund II-Fund II-OW
Joint Venture*      $269,900        $213,478           $173,665

Net income allocated
to Fund II - Fund II-OW
Joint Venture*      $216,845      ($148,827)         ($147,981)

*The  Partnership holds a 5% ownership in the Fund II-Fund  II-OW
Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental income increased in 1995 over 1994 due to the Kroger expansion which was completed in November, 1994. Rental income for the year ended December 31, 1994 decreased approximately $32,000 from the rental income for the year ended December 31, 1993. This decrease is due to concessions given to existing tenants and to a decrease in occupancy for nine months of the year. Concessions were given to new tenants because the market in the area called for free rent in order to meet the competition. The decrease in occupancy was due to the vacancy created by the Kroger expansion while under construction. Operating expenses of the property decreased to $115,886 in 1995 from $569,830 in 1994, and $605,465 in 1993. The decrease is due primarily to the retirement of tenant improvements that occurred in 1994 and 1993 which elevated the expenses for those two years. The increase in depreciation expense for 1995 as compared to 1994 and 1993 is a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in
Financial Conditions". Net income of the property increased to $349,097 in 1995 from a loss of ($211,950) in 1994 and ($218,649)
in 1995 due to the increase in revenue and the decrease in operating expenses as discussed above.
A lease amendment has been executed with Kroger expanding its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994 construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I $94,679, and the Fund II-Fund II-OW Joint Venture $805,092, as of December 31, 1994 Wells Fund VI $953,798, and Wells Fund VII $953,798 as of December 31, 1995. Due to these additional investments, the Partnership's ownership percentage in the Cherokee Commons Shopping Center through its investment in Fund II-Fund II-OW Joint Venture, decreased from 3.7% in 1994 to 2.90% as of December 31, 1995. The statements are for a twelve month period; however, Wells Fund VI and Wells Fund VII did not contribute their portion until August, 1995.

Real estate taxes were $63,694 for 1995 and $56,080 for 1994.

For  comments on the general conditions to which the property may
be  subject,  see  Item  1, Business,  Page  2.   For  additional
information  on  the  property,  tenants,  etc.,  see   Item   2,
Properties, page 3.

Charlotte Property
                            For the Year Ended December 31
                        1995            1994               1993
Revenue:
   Rental Income    $458,867        $275,137         $1,989,690

Expenses:
   Depreciation      235,794         194,278            194,278
   Management and
     leasing expenses 27,532          18,355            119,381
   Other operating expenses39,203    142,231             85,848
                     302,529         354,864            399,507
Net income (loss)   $156,338        $(79,727)        $1,590,183

Occupied %              100%            100%               100%
Partnership Ownership % 5.3%            5.3%               5.3%

Cash generated to the Fund II-
Fund II-OW Joint Venture*$364,325   $ 96,013           $799,600

Net income (loss) allocated
  to the Fund II-Fund II-OW
        Joint       Venture          *                   $156,338
$(79,727)         $1,590,183

*The  Partnership holds a 5% ownership in the Fund II-Fund  II-OW
Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental income increased to $458,867 for 1995 as compared to $275,137 in 1994 due to the occupancy of the building by First Union Bank for a full year. The decrease in rental income for 1994 as compared to 1993 is due to the lower rental rate being paid by First Union Bank and the vacancy of the building during the first four months of 1994. Annual rent being paid by IBM was $1,110,000 as compared to $458,000 now being paid by First Union. Because First Union Bank invested approximately $1 million on tenant improvements at the Charlotte property, a lower rental rate was accepted for the first five years. There are presently no plans for improvement or further development of the project. In 1993 rental income increased due to the one-time lease termination fee of $425,000 and the acceleration of $595,597 of deferred rental income resulting from the earlier than expected termination date. Depreciation expense was stable for 1994 compared to 1993 but increased from $194,278 in 1994 to $235,794 in 1995 as a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Change in Financial Conditions". Management and leasing expenses are stable for the years ended 1995, 1994, 1993 in proportion to rental revenues. Other operating expenses have decreased to $39,203 in 1995 compared to $142,231 expended in 1994 due mainly to marketing and administrative expenses incurred in efforts to lease the property. For the same reason operating expenses increased in 1994 when compared to 1993. Net income increased to $156,338 in 1995 compared to the loss of $79,727 in 1994 for the reasons stated above. Net income decreased in 1994 over 1993 due to the termination of the IBM lease and the lower rental rate being paid by First Union Bank. (Note: Expenses, income and cash generated to the joint venture have been restated for 1994. The 1994 statement included expenses paid by the joint venture for the Partnership.)

The Charlotte Project lease agreement is one in which the tenant is directly responsible for primarily all operational expenses including real estate taxes. Both IBM and First Union Bank leases provide for the tenant to pay for primarily all operating expenses. Fluctuations in expenses during the period of the IBM lease as compared to the period of the First Union lease have no impact on liquidity.

For comments on the general conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.
The Atrium
                              For the Year Ended December 31
                                     1995                    1994
1993

Revenues:
   Rental income  $2,079,345      $2,079,345         $2,079,345
   Interest income    29,965          24,636             16,563
                   2,109,310       2,103,981          2,095,908
Expenses:
   Depreciation      517,507         475,928            481,196
   Management and
     leasing expenses142,761         142,735            141,362
   Other operating expenses451,362   504,609            493,449
                   1,111,630       1,123,272          1,116,007
Net income        $  997,680      $  980,709         $  979,901

Occupied %              100%            100%               100%
Partnership Ownership % 3.5%            3.5%               3.5%

Cash distribution to
the Fund II-Fund II-OW
Joint Venture*    $1,123,602      $1,095,388         $1,054,437

Net income allocated to
the Fund II-Fund II-OW
Joint Venture*   $   654,478    $    643,344       $    642,815

*The  Partnership holds a 5% ownership in the Fund II-Fund  II-OW
Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Revenues, expenses and net income has remained relatively stable for the years ended December 31, 1995, 1994, and 1993. In 1995, the increase in depreciation expense due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Change in Financial Conditions" was offset by a decrease in other operating expenses with no significant decrease in any specific area.

Real estate taxes were $182,687 for 1995, $186,273 for 1994 and $232,609 for 1993.

The lease with Lockheed Company will expire on June 30, 1996, and renewal is not anticipated at this time. The Partnership has responded to various potential tenants regarding leasing portions of the Atrium should Lockheed not renew. In the event that Lockheed does not renew its lease and the Partnership is unable to lease a substantial portion of the Atrium Property at rates at least comparable to the lease rates currently being paid under the Lockheed lease, the income generated from the Atrium Property could decrease significantly following the expiration of the Lockheed lease on June 30, 1996. In addition, even if the Partnership is able to obtain leases with new tenants for the Lockheed Project, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership, which could have the effect of substantially reducing future cash distributions to Limited Partners.

For  comments on the general conditions to which the property may
be  subject,  see  Item  1, Business,  page  2.   For  additional
information  on  the  property,  tenants,  etc.,  see   Item   2,
Properties, page 3.

The Brookwood Grill Property

                              For the Year Ended December 31
                                     1995                    1994
1993
Revenues:
   Rental income    $230,316        $224,750           $224,750

Expenses:
   Depreciation       63,446          58,659             58,659
   Management and
     leasing expenses 29,351          30,217             30,768
   Other operating expenses45,175     44,553             43,442
                     137,972         133,429            132,869
Net income          $ 92,344        $ 91,321           $ 91,881

Occupied %              100%            100%               100%
Partnership Ownership % 3.3%            3.3%               3.3%

Cash distributed to
the Fund II-Fund II-OW
Joint Venture*       $96,065         $92,446            $85,940

Net income allocated
  to the Fund II-Fund II-OW
  Joint Venture*                $57,577     $56,941                   $57,290


*The  Partnership holds a 5% ownership in the Fund II-Fund  II-OW
Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental income, expenses and net income have remained relatively stable for the years ended December 31, 1995, 1994, and 1993. In 1995, the increase in depreciation expense due to the change in method as previously discussed under the "General" section of "Results of Operations and Change in Financial Conditions" was offset by a decrease in other operating expenses, primarily an increase in expense reimbursements which are netted against operating expenses.

Real estate taxes were $39,668 for 1995, $38,091 for 1994, and $44,970 for 1993.

For  comments on the general competitive conditions to which  the
property  may  be  subject, see Item 1, Business,  page  2.   For
additional information on the property, tenants, etc.,  see  Item
2, Properties, page 3.


Liquidity and Capital Resources

During its offering, which terminated on September 7, 1988, the Partnership raised a total of $1,922,000 through the sale of
7,688   units.   No  additional  units  will  be  sold   by   the
Partnership. As of December 31, 1995, the Partnership contributed an aggregate of $1,537,600 in capital contributions to the Fund II - Fund II-OW Joint Venture, after incurring approximately $384,000 in offering costs.

Since the Partnership is an investment partnership formed for the purpose of acquiring, owning and operating income-producing real property and has invested all of its funds available for investment, it is highly unlikely that the Partnership will acquire interests in any additional properties, and the Partnership's capital resources are anticipated to remain relatively stable over the holding period of its investments.

The Partnership's net cash used in operating activities increased to $13,812 in 1995 from net cash provided by activities of $7,497 in 1994 due primarily to the distribution to the partners of prior year tenant improvement reserves of approximately $7,000 and accrual of the payable to the affiliate of $14,000. Net cash provided by operating activities of $11,121 in 1993 decreased to $7,497 in 1994 due primarily to a decrease in the distributions received from the Fund II-Fund II-OW Joint Venture as the result of the vacancy of the Charlotte Property.

Net  cash  used in investing activities decreased to $0  in  1995 from net cash used of $19,220 in 1994 and increased from $0 in 1993 due to investment in the Fund II-Fund II-OW Joint Venture for the Cherokee Commons Property.

Partnership distributions paid to limited partners increased from $82,891 in 1994 to $103,444 in 1995 due to increased distributions from the Fund II-Fund II-OW Joint Venture. Partnership distributions paid to limited partners decreased from $120,902 in 1993 to $82,891 in 1994 due to decreased distributions from the Fund II-Fund II-OW Joint Venture. Cash and cash equivalents decreased for the year end December 31, 1995 as compared to 1994 due primarily to additional investment of $14,824 in the Fund II-Fund II-OW Joint Venture from the Partnership's working capital reserve for the Kroger expansion at Cherokee Commons Shopping Center. Cash and cash equivalents decreased for the year ended December 31, 1994 as compared to the year ended December 31, 1993 due primarily to the additional investment of $19,220 in the Fund II-Fund II-OW Joint Venture from the Partnership's working capital reserves for the Kroger expansion at Cherokee Commons Shopping Center.

The Partnership's cash distribution to Class A Unit holders paid and payable through the fourth quarter of 1995 have been paid from Net Cash from Operations and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from Net Cash from Operations. No cash distributions were paid to Class B Unit holders for 1995.
The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations. The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operation of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership is not obligated to fund any additional costs for the Holcomb Bridge Road project. Additional funding for the Holcomb Bridge Road Project is anticipated to be provided by capital contributions from Wells Fund VI and Wells Fund VII, which have reserved sufficient capital for this purpose.

Inflation

Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.


ITEM  9.   CHANGES  IN  AND DISAGREEMENTS  WITH  ACCOUNTANTS  ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1995.
                            PART III

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP.

      Wells Capital, Inc. Wells Capital, Inc. ("Capital") is a Georgia corporation formed in April 1984. The executive offices of Capital are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092. Leo F. Wells, III is the sole shareholder, sole Director and the President of Capital.

      Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 52 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of
Georgia.   Mr.  Wells  is the President  and  sole  Director  of
Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.
ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended
December 31, 1995.

                     CASH COMPENSATION TABLE

                  (A)                                (B)            (C)
Name of individual or         Capacities in which served-    Cash Compensation
number in group               Form of Compensation
________________________________________________________________
_____________


Wells Management              Property Manager-            $11,036 (1)
Company, Inc.                 Management and Leasing
                         Fees

Wells Capital, Inc.           General Partner                         -0-


Leo F. Wells, III             General Partner                         -0-


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1995 but not actually paid until January, 1996.







          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]



ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND
MANAGEMENT.

No   Limited  Partner  is  known  by  the  Partnership   to   own
beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of March 3, 1996.

     (1)                    (2)                                            (3)
(4)
Title  of  Class      Name and Address  of            Amount  and
Nature         Percent of Class
               Beneficial Owner of Beneficial
                                Ownership
_________________________________________________________________
_____________

Class A Units       Leo F. Wells, III1 unit (IRA, less than 1%
                                401(k) and
                                Profit Sharing)


Class B Units       Leo F. Wells, III4 units (401(k))          less than 1%



The General Partner did not receive any distribution from cash flows or sale proceeds in 1995.

No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

           Interest in Partnership Cash Flow and Net Sale Proceeds. The General Partners will receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distributions for such year payable only after the Limited Partners receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after Limited Partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partner did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 1995.


           Property Management and Leasing Fees. Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6%(3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees are not paid directly by the Partnership but by the joint venture entities which own the properties. The Partnership's share of these fees which were paid to Wells Management Company, Inc. totalled $11,036 for the year ended December 31, 1995.

           Real Estate Commissions. In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1995.









          [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports  on
Form 8-K.


(a)1.     Financial Statements
      Information with respect to this item is contained on Pages
F-2 to F-39 of this Annual
      Report on Form 10-K.  See Index to Financial Statements  on
Page F-1.

(a)2.     Financial Statement Schedule III
      Information with respect to this item begins on Page S-1 of this Annual Report on
     Form 10-K


(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on theExhibit
     Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of
     1995.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit
     Index attached hereto.

(d)  See (a)2 above.
                           SIGNATURES

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of March, 1996

                              Wells Real Estate Fund II-OW
                              (Registrant)



                                                              By:
Leo F. Wells, III
                                                         Leo F. Wells, III
                                                        Individual General
                        partner and as President of Wells Capital, Inc., the
                                   Corporate General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.



Signature                                             Title




Individual General Partner,       March 28, 1996
Leo  F.  Wells, III                                President  and
Sole Director
                                                               of
Wells Capital, Inc., the

Corporate General Partner



SUPPLEMENTAL  INFORMATION  TO  BE FURNISHED  WITH  REPORTS  FILED
PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT
BEEN REGISTERED PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.
                  INDEX TO FINANCIAL STATEMENTS




Financial Statements                                   Page

Independent Auditors' Report                           F-2-F-3

Balance Sheets as of December 31, 1995 and 1994             F-4

Statements of Income for the Years Ended
  December 31, 1995, 1994, and 1993                    F-5

Statements of Partners' Capital for the Years Ended
  December 31, 1995, 1994, and 1993                    F-6

Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993                    F-7

Notes to Financial Statements for December 31, 1995,
  1994, and 1993                                  F-8-F-39








             FINANCIAL STATEMENTS BEGIN ON NEXT PAGE