Form 10-Q
period 1996-06-30
WELLS REAL ESTATE FUND II-OW
filed 1996-08-14
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended                  June 30, 1996               or
                               ------------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from                to
                                              ----------------  ----------------

Commission file number                        0-17876
                      ----------------------------------------------------

                               Wells Real Estate Fund II-OW
- ----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

            Georgia                                 58-1754703
    -----------------------              ----------------------------------
      (State or other                   (I.R.S. Employer Identification No.)
      jurisdiction of
      incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                30092
- -------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   -----------------

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

                                     Index
                                     -----

                                                                             Page No.
                                                                             --------

PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                  Balance Sheets - June 30, 1996 and
                  December 31, 1995.......................................       3

                  Statements of Income for the Three Months and Six Months
                  Ended June 30, 1996 and 1995.............................      4

                  Statements of Partners' Capital for the Year Ended
                  December 31, 1995 and the Six Months
                  Ended June 30, 1996.......................................     5

                  Statements of Cash Flows for the Six Months
                  Ended June 30, 1996 and 1995..............................     6

                  Condensed Notes to Financial Statements...................     7

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations................................................    18

PART II. OTHER INFORMATION..................................................    26


                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS

                                    ASSETS

                                         June 30, 1996   December 31, 1995
                                         -------------   -----------------
INVESTMENT IN JOINT VENTURE (Note 2)        $1,395,459          $1,434,495

CASH AND CASH EQUIVALENTS                          501                 891

DUE FROM AFFILIATE                              25,492              26,854
                                            ----------          ----------

     Total Assets                           $1,421,452          $1,462,240
                                            ==========          ==========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

     Withholdings and accounts payable      $        0          $      385
     Partnership distributions payable          25,592              26,959
                                            ----------          ----------

        Total liabilities                       25,592              27,344
                                            ----------          ----------

PARTNERS' CAPITAL:
     Limited Partners:
       Class A - 6,062 units               $ 1,368,575          $1,372,620
       Class B - 1,626 units                    27,285              62,276
                                            ----------          ----------

        Total partners' capital              1,395,860           1,434,896
                                            ----------          ----------

        Total liabilities and
        partners' capital                   $1,421,452          $1,462,240
                                            ==========          ==========

     See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)



                             STATEMENTS OF INCOME



                                              Three Months Ended             Six Months Ended
                                               -----------------             ----------------
                                          June 30, 1996 June 30, 1995    June 30, 1996 June 30, 1995
                                          -----------------------------  -----------------------------

Revenues:
  Equity in income of joint venture
    (Note 2)                                $  4,874       $ 17,700        $ 14,327       $ 32,010
                                            --------       --------        --------       --------
Expenses:
   Partnership administration                      0              0               0            248
                                            --------       --------        --------       --------

Net income                                  $  4,874       $ 17,700        $ 14,327       $ 31,762
                                            ========       ========        ========       ========

Net income allocated to
  Class A Limited Partners                  $ 22,374       $ 28,752        $ 49,318       $ 53,844
                                            ========       ========        ========       ========

Net loss allocated to
  Class B Limited Partners                  $(17,500)      $(11,052)       $(34,991)      $(22,082)
                                            ========       ========        ========       ========

Net income per Class A
  Limited Partner Unit                      $   3.69       $   4.74        $   8.14       $   8.88
                                            ========       ========        ========       ========

Net loss per Class B
  Limited Partner Unit                      $ (10.76)      $  (6.80)       $ (21.52)      $ (13.58)
                                            ========       ========        ========       ========

Cash distribution per Class A
  Limited Partner Unit                      $   4.20       $   4.39        $   8.80       $   8.37
                                            ========       ========        ========       ========



     See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 1995 AND
                         SIX MONTHS ENDED JUNE 30, 1996


                                           Limited Partners
                                -------------------------------------
                                    Class A              Class B            Total
                                -------------------------------------      Partners'
                                Units     Amount     Units    Amount       Capital
                                -----   ----------   -----   --------    ----------
BALANCE - December 31, 1994     6,062   $1,370,379   1,626   $113,335    $1,483,714

   Net income (loss)                0      107,511       0    (51,059)       56,452
   Partnership distributions        0     (105,270)      0          0      (105,270)
                                -----   ----------   -----   --------    ----------

BALANCE, December 31, 1995      6,062   $1,372,620   1,626   $ 62,276    $1,434,896

   Net income (loss)                0       49,318       0    (34,991)       14,327
   Partnership distributions        0      (53,363)      0          0       (53,363)
                                -----   ----------   -----   --------    ----------

BALANCE - June 30, 1996         6,062   $1,368,575   1,626   $ 27,285    $1,395,860
                                =====   ==========   =====   ========    ==========



     See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS





                                                               June 30, 1996   June 30, 1995
                                                               --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                       $ 14,327        $ 31,762
                                                                    --------        --------
   Adjustments to reconcile net income to net cash provided
   by (used in) operating activities:
   Equity in income of joint venture                                 (14,327)        (32,010)
   Distributions received from joint venture                          54,725          49,334
   Distributions to partners from accumulated earnings               (54,725)        (49,576)
   Changes in assets and liabilities:
      Withholdings and accounts payable                                 (390)            753
       Due to affiliate                                                    0         (14,824)
                                                                    --------        --------
           Total adjustments                                         (14,717)        (46,323)
                                                                    --------        --------
           Net cash used in operating activities                    $   (390)       $(14,561)
                                                                    --------        --------

Net decrease in cash and cash equivalents                           $   (390)       $(14,561)

Cash and cash equivalents, beginning of year                             891          14,703
                                                                    --------        --------

Cash and cash equivalents, end of period                            $    501        $    142
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

     As of June 30, 1996, the Partnership owned interests in the following properties: (i) a retail shopping and commercial office complex located in Tucker, Georgia, (ii) a shopping center located in Cherokee County, Georgia, (iii) a two-story office building located in Charlotte, North Carolina, (iv) a four-story office building located in metropolitan Houston, Texas, (v) a restaurant located in Fulton County, Georgia, and
     (vi) an office/retail center currently being developed in Fulton County, Georgia. All of the foregoing properties were acquired on an all cash basis.

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

2)  Investments in Joint Venture
    ----------------------------

    Fund II - Fund II-OW Joint Venture
    ----------------------------------

    The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of June 30, 1996, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

    Of the six properties owned by the joint venture, one is a retail shopping center, two are office buildings, one is an office/retail center, one is an office/retail/restaurant center and one is a restaurant. As of June 30, 1996, these properties were 92.08% occupied, compared to 95.87% at December 31, 1995 and 97.34% at December 31, 1994, 66.90% at December 31, 1993,
    93.76% at December 31, 1992, and 93.57% at December 31, 1991.

    The following describes the properties in which the Partnership owns an interest through the Fund II-Fund II-OW Joint Venture as of June 30, 1996:

    The Charlotte Property
    ----------------------

    On May 9, 1988, the Fund II-Fund II-OW Joint Venture acquired a two-story building containing approximately 70,752 net leasable square feet, located on a 9.54 acre tract of land located in Charlotte, Mecklenburg County, North Carolina (the"Charlotte Property") for a purchase price of $8,550,000.

    While the entire project was originally leased under a net lease to IBM, IBM elected not to exercise its second three-year option to extend its lease and vacated the building effective September 30, 1993, after paying a $425,000 lease termination fee.

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

    The annual base rent during the initial term is $412,705 payable in equal monthly installments of $34,392.08 during the first two years, annual base rent of $454,651 payable

- ----------------------------------

in equal monthly installments of $37,887.58 during the third year, annual base rent of $489,650 payable in equal monthly installments of $40,804.17 during the fourth year and annual base rent of $524,625 payable in equal monthly installments of $43,718.75 during the fifth year. Rental rates during the remaining two years of the lease term will be determined by market rates.

The occupancy rates at the Charlotte Property for the quarter ended June 30, 1996 was 100% which was the rate for the same quarter in the five previous years.

The average effective annual rental per square foot at the Charlotte Property was $6.49 for second quarter 1996, $5.83 for 1995, $3.88 for 1994, $28.12 for
1993 and $15.69 for 1992 and 1991. The higher effective annual rental rate for 1993 is due to the payment of $425,000 in lease termination fees by IBM.

The Atrium
- ----------

On April 3, 1989, the Fund II-Fund II-OW Joint Venture formed a joint venture (the "Fund II-Fund III Joint Venture") with Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund III are substantially identical to those of the Partnership.

In April 1989, the Fund II-Fund III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in the City of Nassau Bay, Harris County, Texas, known as "The Atrium at Nassau Bay", (the "Atrium").

The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amount of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of June 30, 1996, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II-Fund II-OW Joint Venture holds approximately 66% equity interest in the Fund II-Fund III Joint Venture and Wells Funds III holds approximately 34% equity interest in the Fund II-Fund III Joint Venture.

The Atrium was first occupied in 1987 and contains approximately 119,000 net leasable square feet. Each floor of the atrium was originally leased under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the Lockheed Company, each of which leases had terms of approximately eight years and expired June 30, 1996.

- ----------------------

The occupancy rate of the Atrium Property was 100% and the average effective annual rental per square foot at the Atrium Property was $17.47 for the second quarter of 1996 and each of the five years from 1991 through 1995.

As set forth above, the lease with Lockheed Company expired on June 30, 1996 and although the Partnership has responded to various potential tenants regarding leasing portions of the Atrium, no leases have been signed as of June 30, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership which could further reduce future cash distribution to Limited Partners.

The Brookwood Grill Property
- ----------------------------

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

  ----------------------------------------

The occupancy rate for the Brookwood Grill, a sole tenant, was 100% for the second quarter of 1996 and the quarters ended June 30, 1995, 1994, 1993, and 1992. The average effective annual rental per square foot at the Brookwood Grill is $30.21 for the second quarter 1996 and $30.21 for 1995, 1994, and 1993, and $24.60 for 1992, the first year of occupancy.

As of June 30, 1996, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000 respectively for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property and Wells Fund III holds an approximately 38% equity interest in the project.

On January 10, 1995, the Fund II-Fund III Joint Venture contributed the remaining 4.3 undeveloped acres of land comprising the 880 Property to a new joint venture, Fund II, III, VI and VII Associates. This property is described below.

Fund II, III, VI and VII Joint Venture/Holcomb Bridge Road Property
- -------------------------------------------------------------------

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

In January 1995, the Fund II - Fund III Joint Venture contributed to the Fund II, III, VI and VII Joint venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Property") including land improvements.
Development is almost completed on two buildings containing a total of approximately 49,500 square feet. As of June 30, 1996, leases have been signed with Bertucci's Restaurant Corporation for 5,935 square feet, Air Touch Cellular for 3,046 square feet, Townsend Tax for 1,389 square feet, and Coldwell Banker, 4,801 square feet. Three tenants occupied the 880 Holcomb Bridge property as of June 30, 1996 for an occupancy rate of 21%. The average effective annual rental was $.0.81 per square foot for the second quarter of 1996.

As of June 30, 1996, Fund II - Fund III Joint Venture contributed $1,729,116 in land and land improvements for an approximate 30.7% equity interest, Wells Fund VI contributed $1,112,691 to the joint venture for an approximate 20.6% equity interest, and Wells

- -------------------------------------------------------------------------------

Fund VII contributed $2,630,000 to the joint venture for an approximate 48.7% equity interest. The total costs to develop the Holcomb Bridge Road Property is currently estimated to be approximately $4,000,000, excluding land. It is anticipated that of the remaining cost of approximately $257,000, $131,300 will be contributed by Wells Fund VI and $125,700 by Wells Fund VII for an anticipated equity interest of 48% by Wells Fund VII, 30% by the Fund II - Fund III Joint Venture and 22% by Wells Fund VI. Wells Fund VI and Wells Fund VII have reserved sufficient funds for this purpose.

Tucker Property
- ---------------

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

Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which have been paid as progressive stages of construction were completed. As of June 30, 1996, Wells Fund I had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,826,015 to the Tucker Property. As of June 30, 1996, Wells Fund I had an approximately 55% equity interest in the Tucker Property and Fund II-Fund II-OW Joint Venture had an approximately 45% equity interest in the Tucker Property. As of June 30, 1996, the Tucker Property was 75% occupied by 31 tenants.

There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

The occupancy rate at the Tucker Property for the quarters ended June 30 was 75% in 1996, 96% in 1995, 93% in 1994, 87% in 1993, and 82% in 1992.

The average effective annual rental per square foot at the Tucker Property was $11.14 for 1996, $12.61 for 1995, $12.63 for 1994, $11.37 for 1993, and $11.37
for 1992.

Cherokee Property
- -----------------

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

As of June 30, 1996, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,718 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of June 30, 1996, the equity interests in the Cherokee Property were approximately as follows: Wells Fund I
- - 24%, Fund II-Fund II-OW Joint Venture - 54%, Wells Fund VI - 11% and Wells Fund VII - 11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of June 30, 1996, the Cherokee Property was approximately 95% occupied by 20 tenants, including Kroger.

Kroger, a retail grocery chain, is the only tenant occupying ten percent or more the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

  -----------------------------

The occupancy rate at the Cherokee Property for the quarters ended June 30, 1996 was 95% in 1996 and 1995, 86% in 1994, 88% in 1993, and 87% in 1992.

The average effective annual rental per square foot at the Cherokee Property was $8.61 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for 1993, $6.46 for 1992,
and $6.52 for 1991.



For further information regarding the foregoing properties, refer to the Partnership's Form 10-K for the year ended December 31, 1995.

See "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a summary and discussion of the operations of the properties described above during the quarter ended June 30, 1996.

The following summarizes the condensed financial statements of the Fund II-Fund II-OW Joint Venture:

         Following are the financial statements for Fund II and II-OW:


                               Fund II and II-OW
                           (A Georgia Joint Venture)
                                 Balance Sheets

                                     Assets

                                                              June 30, 1995          December 31, 1995
                                                              -------------          -----------------

Real estate assets, at cost:
   Land                                                        $ 1,367,856                $ 1,367,856
   Building and improvements, less accumulated depreciation
   of $1,704,617 in 1996 and $1,382,129 in 1995.                 6,066,500                  6,250,334
                                                               -----------                -----------
          Total real estate assets                               7,434,356                  7,618,190
   Investment in joint ventures                                 18,650,258                 19,207,510
   Cash and cash equivalents                                        30,042                     72,419
   Due from affiliates                                             432,550                    415,195
   Accounts receivable                                             102,484                     95,202
   Prepaid expenses and other assets                                98,683                     97,894
                                                               -----------                -----------
          Total assets                                         $26,748,373                $27,506,410
                                                               ===========                ===========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                       $     1,769                $         0
   Partnership distributions payable                               480,078                    505,711
   Due to affiliates                                                 5,582                      4,616
                                                               -----------                -----------

          Total liabilities                                        487,429                    510,327
                                                               -----------                -----------

Partners' Capital:
   Wells Real Estate Fund II                                    24,865,484                 25,561,588
   Wells Real Estate Fund II-OW                                  1,395,460                  1,434,495
                                                               -----------                -----------

          Total partners' capital                               26,260,944                 26,996,083
                                                               -----------                -----------

          Total liabilities and partners' capital              $26,748,373                $27,506,410
                                                               ===========                ===========

                               Fund II and II-OW
                           (A Georgia Joint Venture)

                              Statements of Income





                                                 Three Months Ended              Six Months Ended
                                          ------------------------------   -----------------------------
                                          June 30, 1996    June 30, 1995   June 30, 1996   June 30, 1995
                                          -------------    -------------   -------------   -------------
Revenues:
  Rental income                               $114,717       $114,717        $229,434      $229,434
  Equity in income of joint ventures           136,497        305,151         344,941       581,822
  Interest income                                  100            114             202           317
                                              --------       --------        --------      --------
                                               251,314        419,982         574,577       811,573
                                              --------       --------        --------      --------
Expenses:
  Management and leasing fees                    6,883          6,883          13,766        13,766
  Lease acquisition costs                        4,588          4,588           9,177         9,177
  Operating costs - rental property              7,486         15,828          11,111        19,578
  Depreciation                                  91,916         48,570         183,833        97,139
  Legal and accounting                          25,150         (2,007)         38,448        22,137
  Computer costs                                   622          1,340           1,803         4,615
  Partnership administration                    22,872         12,967          46,623        42,330
                                              --------       --------        --------      --------
                                               159,517         88,169         304,761       208,742
                                              --------       --------        --------      --------

Net income                                    $ 91,797       $331,813        $269,816      $602,831
                                              ========       ========        ========      ========

Net income allocated to
  Wells Real Estate Fund II                    $86,923       $314,113        $255,489      $570,820
                                               =======       ========        ========      ========

Net income allocated to
  Wells Real Estate Fund II-OW                 $ 4,874       $ 17,700        $ 14,327      $ 32,010
                                               =======       ========        ========      ========

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

     RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1996, the developed properties owned by the Fund II-Fund II-OW Joint Venture, including the Holcomb Bridge Road Property which is substantially complete, were 92% occupied, as compared to 98% occupied as of June 30, 1995.

     Gross revenues of the Partnership were $4,874 for the quarter ended June 30, 1996, as compared to $17,700 for the quarter ended June 30, 1995. The decrease in gross revenues for 1996 was due primarily to the decrease in equity in income from the joint venture.

     Administrative expenses of the Partnership are incurred at the joint venture level. Accounting expenses increased for the three and six month periods ended June 30, 1996 as compared to the same periods of 1995 due to payment of fees for tax preparation and additional audit fees due to increased regulatory requirements imposed by the SEC. Depreciation expenses increased from 1995 to 1996 due to the change in the estimated useful lives of buildings and improvements from 40 years to 25 years which was effective December 31, 1995.

     Distributions to the Partnership from Fund II-Fund II-OW Joint Venture for the three-month periods ended June 30, 1996 and June 30, 1995 were $25,492 and $26,621 respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $4.20 per unit for the second quarter of 1996 as compared to $4.39 per unit for the second quarter of 1995. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units. Cash distributions for the second quarter of 1996 were made from investment income and do not represent a return of capital.

As of June 30, 1996, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.



                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK.]

As of June 30, 1996, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:


Charlotte Property
- ------------------



                                             Three Months Ended            Six Months Ended
                                         ---------------------------   --------------------------
                                         June 30, 1996 June 30, 1995   June 30, 1996 June 30, 1995
                                         ------------- -------------   ------------- -------------

Revenues:
   Rental income                         $114,717       $114,717        $229,434        $229,434

Expenses:
   Depreciation                            91,916         48,570         183,833          97,139
   Management and leasing expenses         16,060         16,060          22,943          22,943
   Other operating expenses                (1,485)           366          11,112          19,578
                                         --------       --------        --------        --------
                                          106,491         64,996         217,888         139,660
                                         --------       --------        --------        --------

Net income                               $  8,226       $ 49,721        $ 11,546        $ 89,774
                                         ========       ========        ========        ========

Occupied %                                    100%           100%            100%            100%
Partnership Ownership %                       5.3%           5.3%            5.3%            5.3%

Cash generated to the Fund II-
   Fund II-OW Joint Venture*             $100,181       $ 94,776        $188,466        $176,446

Net income allocated to the
    Fund II-Fund II-OW Joint Venture*    $  8,226       $ 49,721        $ 11,546        $ 89,774

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income was stable for the three and six months ended June 30, 1996 and 1995. The decrease in net income for the three and six month periods of 1996 compared to 1995 was primarily due to the increase in depreciation expenses which resulted from the change in fourth quarter, 1995 in estimated useful lives of buildings and improvements previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Cash generated to the Joint Venture for the three month and six month periods ended June 30, 1996 increased over the same periods of 1995 due primarily to decreased administrative expenses at the property.


The Atrium
- ----------
                                                Three Months Ended                  Six Months Ended
                                           ------------------------------     ----------------------------
                                            June 30, 1996   June 30, 1995     June 30, 1996   June 30, 1995
                                           --------------   -------------     -------------   --------------
Revenues:
   Rental income                                $519,837       $519,837          $1,039,673       $1,039,073
   Interest income                                 7,632          8,841              15,318           15,104
                                                --------       --------          ----------       ----------
                                                 527,469        528,678           1,054,991        1,054,777
                                                --------       --------          ----------       ----------
Expenses:
   Depreciation                                  168,619        117,029             337,097          234,058
   Management and leasing expenses                35,690         35,690              71,380           71,380
   Other operating expenses                      147,609         61,323             233,551          132,027
                                                --------       --------          ----------       ----------
                                                 351.918        214,042             642,028          437,465
                                                --------       --------          ----------       ----------

Net income                                      $175,551       $314,636          $  412,963       $  617,312
                                                ========       ========          ==========       ==========

Occupied %                                           100%           100%                100%             100%
Partnership Ownership %                              3.5%           3.5%                3.5%             3.5%

Cash distributions to the Fund II-
   Fund II-OW Joint Venture*                    $267,288       $278,764          $  560,919       $  589,042

Net income allocated to the
   Fund II-Fund II-OW Joint Venture*            $115,162       $206,402          $  270,904       $  404,957

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental and interest income remained stable for the three and six month periods ended June 30, 1996 and 1995. The increases in depreciation expenses for the three and six months ended June 30, 1996 over the same periods of 1995 are due to the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". The increase in operating expenses to $147,609 for the three month period ended June 30, 1996, compared to the same three month period of 1995, is primarily due to reimbursement paid to tenant of excess expenses upon termination of the lease with Lockheed. Operating expenses increased for the six month period of 1996 over 1995 for the reason mentioned above and additional expenditures in the first quarter of 1996 for engineering and professional fees relating to attempting to obtain a new tenant for the property.

The lease with Lockheed Company expired on June 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing portions of the Atrium, no leases have been signed as of June 30, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require further tenant finish and refurbishment expenditures by the Partnership which could substantially reduce future cash distributions to Limited Partners.

The Brookwood Grill Property
- ----------------------------

                                           Three Months Ended              Six Months Ended
                                      -----------------------------   -----------------------------
                                      June 30, 1996   June 30, 1995   June 30, 1996  June 30, 1995
                                      -------------   -------------   -------------  -------------

Revenues:
   Rental income                        $ 56,187         $54,850        $112,375       $112,375
   Equity loss of joint venture          (20,990)              0         (26,423)             0
                                        --------         -------        --------       --------
                                          35,197          54,850          85,952        112,375
                                        --------         -------        --------       --------
Expenses:
   Depreciation                           13,503          14,665          27,006         29,330
   Management and leasing expenses         5,727           6,989          12,695         14,279
   Other operating expenses               17,387           8,286          35,276         18,831
                                        --------         -------        --------       --------
                                          36,617          29,940          74,977         62,440
                                        --------         -------        --------       --------

Net (loss) income                       $ (1,420)        $24,910        $ 10,975       $ 49,935
                                        ========         =======        ========       ========

Occupied %                                   100%            100%            100%           100%
Partnership Ownership %                     3.31%           3.31%           3.31%          3.31%

Cash distributions to the Fund II-
   Fund II-OW Joint Venture*            $ 21,982         $24,407        $ 39,118       $ 48,886

Net income (loss) allocated to the
   Fund II-Fund II-OW Joint Venture*    $   (885)        $15,531        $  6,843       $ 31,134

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income remained relatively stable for the three and six month periods ended June 30, 1996 and 1995. The decrease in depreciation for the three and six month periods ended June 30 is due primarily to the contribution of land and land improvements to the Fund II-III-VI-VII Joint Venture. The increase in operating expenses for the three month period ended June 30, 1996, over the same three months of 1995, is primarily due to decreased reimbursements from tenant for property taxes. The increase in other operating expenses for the six months ended June 30, 1996, over the same period of 1995, is the result of decreased property tax reimbursements stated above and a reimbursement to the tenant in first quarter 1996 of administrative charges paid in 1995. Net income decreased for both the three and six month periods of 1996 compared to 1995 for the reasons cited above and due to the net loss generated by the Fund II, III, VI, VII Joint Venture.

Holcomb Bridge Road Property/Fund II, III, VI, VII
- --------------------------------------------------
                                                               Three Months Ended   Six Month Ended
                                                               -------------------  ----------------
                                                                  June 30, 1996      June 30, 1996
                                                               -------------------  ----------------

Revenues:
 Rental income                                                         $ 43,754          $ 53,175

Expenses:
 Depreciation                                                            77,822            83,942
 Management and leasing expenses                                          5,029             6,080
 Other operating expenses                                                28,894            47,733
                                                                       --------          --------
                                                                        111,745           137,755
                                                                       --------          --------

Net loss                                                               $(67,991)         $(84,580)
                                                                       ========          ========

Occupied %                                                                 20.9%             20.9%

Partnership Ownership % in the Fund II, III, VI, VII
 Joint Venture                                                             1.02%             1.02%

Cash distribution to the Fund II-Fund III Joint Venture*               $      0          $      0

Net loss allocated to the Fund II-Fund III Joint Venture*              $(20,990)         $(26,423)

The Partnership holds a 3.31% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, and VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet.

As of June 30, 1996, three tenants are occupying approximately 10,370 square feet of space in the retail building under leases of varying lengths. Since the property was not developed as of June 30, 1995, no comparative figures are available for the quarter.

As of June 30, 1996, the Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an approximate 32.7% equity interest, Wells Fund VI contributed $982,691 for an approximate 19.5% equity interest, and Wells Fund VII contributed $2,500,000 for an approximate 47.8% equity interest. The total cost to develop the Holcomb Bridge Road Project is currently estimated to be approximately $4,000,000, excluding land. It is anticipated that of the remaining cost of approximately $257,000, $131,300 will be contributed by Wells Fund VI and $125,700 by Wells Fund VII for an anticipated equity interest of 48.7% by Wells Fund VII, 30.7% by the Fund II-Fund III Joint Venture and 20.6% by Wells Fund VI. Wells Fund VI and Wells Fund VII have reserved sufficient funds for this purpose.

Tucker Property
- ---------------

                                       Three Months Ended              Six Months Ended
                                   ----------------------------   ----------------------------
                                   June 30, 1996  June 30, 1995   June 30, 1996  June 30, 1995
                                   -------------  -------------   -------------  -------------
Revenues:
 Rental income                        $255,854       $322,051        $542,001       $644,015
 Interest income                           127          1,099             379          2,449
                                      --------       --------        --------       --------
                                       255,981        323,150         542,380        646,464
                                      --------       --------        --------       --------
Expenses:
 Depreciation                          104,428         60,007         208,228        120,013
 Management and leasing expenses        30,297         32,009          62,384         67,800
 Other operating expenses              140,584        135,553         256,500        298,131
                                      --------       --------        --------       --------
                                       275,309        227,569         527,112        485,944
                                      --------       --------        --------       --------

Net income (loss)                     $(19,328)      $ 95,581        $ 15,268       $160,520
                                      ========       ========        ========       ========

Occupied %                                  75%            96%             75%            96%
Partnership Ownership %                   2.39%          2.39%           2.39%          2.39%

Cash distributions to the Fund II-
 Fund II-OW Joint Venture*            $ 36,458       $ 69,141        $ 98,132       $125,923

Net income (loss) allocated to the
 Fund II-Fund II-OW Joint Venture*    $ (8,680)      $ 42,925        $  6,857       $ 72,089

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income decreased in 1996 from 1995 due primarily to decreased tenant occupancy. Operating expenses decreased in 1996 over 1995 due to decrease in utilities and other repairs and maintenance. The increase in depreciation expenses for 1996 as compared to 1995 are a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operation and Changes in Financial Conditions". Net income of the property decreased in 1996 as compared to 1995 due to increased depreciation and decreased occupancy as discussed above.

The property was 75% leased, as of June 30, 1996, as compared to 96% leased, as of June 30, 1995, due to three tenants vacating space totaling 9,884 square feet. Although no leases have been signed, every effort is being made to re-lease this space.

Cherokee Commons Shopping Center
- --------------------------------
                                        Three Months Ended               Six Months Ended
                                        ------------------               ----------------
                                   June 30, 1996 June 30, 1995       June 30, 1996 June 30, 1995
                                   ---------------------------       ---------------------------
Revenues:
   Rental income                        $223,987   $147,679            $446,608       $293,517
   Interest income                            18         70                  37             95
                                        --------   --------            --------       --------
                                         224,005    147,749             446,645        293,612
                                        --------   --------            --------       --------
Expenses:
   Depreciation                          107,461     45,717             214,644         91,244
   Management and leasing expenses        13,276      7,401              25,910         14,469
   Other operating expenses               46,632     36,597              95,504         81,820
                                        --------   --------            --------       --------
                                         167,369     89,715             336,058        187,533
                                        --------   --------            --------       --------

Net income                              $ 56,636   $ 58,034            $110,587       $106,079
                                        ========   ========            ========       ========

Occupied %                                    95%        95%                 95%            95%
Partnership Ownership %                     2.90%      3.69%               2.90%          3.69%

Cash distributions to the Fund II-
   Fund II-OW Joint Venture*            $106,822   $ 56,758            $204,025       $ 81,339

Net income allocated to the
   Fund II-Fund II-OW Joint Venture*    $ 30,901   $ 40,293            $ 60,337       $ 73,641

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November, 1994; however, the additional rent was billed retroactively and paid in September, 1995. The increases in depreciation expenses for 1996 as compared to 1995 are the result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Management and leasing expenses increased in 1996 as compared to 1995 due to the increased revenue. Other operating expenses increased in 1996 due to increased repairs and maintenance. Net income of the property remained relatively stable due to the increase in revenue which was offset by the increase in expenses.

A lease amendment executed with Kroger in 1994 provided for the expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I - $94,679, the Fund II-Fund II-OW Joint Venture - $805,092 Wells Fund VI - $953,798, and Wells Fund VII - $953,798 as of June 30, 1996. Due to these additional investments, the Partnership's ownership percentage in the Cherokee Commons Shopping Center decreased from 3.69% in 1995 to 2.90% as of June 30, 1996. Wells Fund VI and Wells Fund VII did not make their respective capital contributions until August, 1995.

                          PART II - OTHER INFORMATION
                          ---------------------------



ITEM 6(B).No reports on Form 8-K were filed during the second quarter of 1996.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND II-OW
                              (Registrant)



Dated: August 13, 1996        By:  /s/Leo F. Wells, III
                                  ---------------------------------
                                  Leo F. Wells, III, as Individual
                                  General Partner and as President,
                                  Sole Director and Chief Financial
                                  Officer of Wells Capital, Inc., the
                                  Corporate General Partner
                                      26