Form 10-Q
period 1996-09-30
WELLS REAL ESTATE FUND II-OW
filed 1996-11-12
CIK 824004

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended        September 30, 1996                     or
                               ----------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                               ----------------------  ------------------------

Commission file number                     0-17876
                      ----------------------------------------------------------

                         Wells Real Estate Fund II-OW
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

           Georgia                                     58-1754703
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)


3885 Holcomb Bridge Road, Norcross, Georgia              30092
-------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
                                                  ------------------------------

-------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


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

                                   Form 10-Q
                                   ---------

                          Wells Real Estate Fund II-OW
                          ----------------------------

                                     INDEX
                                     -----


                                                                       Page No.
                                                                       --------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

                  Balance Sheets - September 30, 1996 and
                    December 31, 1995......................................... 3

                  Statements of Income for the Three Months and Nine Months
                    Ended September 30, 1996 and 1995......................... 4

                  Statements of Partners' Capital for the Year Ended
                    December 31, 1995 and the Nine Months
                    Ended September 30, 1996.................................. 5

                  Statements of Cash Flows for the Nine Months
                    Ended September 30, 1996 and 1995......................... 6

                  Condensed Notes to Financial Statements..................... 7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations................................................. 18

PART II.  OTHER INFORMATION.................................................. 26

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                 Assets                     September 30, 1996  December 31, 1995
                 ------                     ------------------  -----------------
Investment in joint venture (Note 2)            $1,388,923         $1,434,495
Cash and cash equivalents                              598                891
Due from affiliate                                   9,856             26,854
                                                ----------         ----------

     Total assets                               $1,399,377         $1,462,240
                                                ==========         ==========

          Liabilities And Partners' Capital
          ---------------------------------

Liabilities:
  Withholdings and accounts payable             $       93         $      385
  Partnership distributions payable                  8,630             26,959
                                                ----------         ----------

     Total liabilities                               8,723             27,344
                                                ==========         ==========

Partners' Capital:
  Limited Partners:
   Class A - 6,062 units                         1,380,858          1,372,620
   Class B - 1,626 units                             9,796             62,276
                                                ----------         ----------

     Total partners' capital                     1,390,654          1,434,896
                                                ----------         ----------

       Total liabilities and partners' capital  $1,399,377         $1,462,240
                                                ==========         ==========

            See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                Three Months Ended                         Nine Months Ended
                                                ------------------                         -----------------
                                        September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                        ------------------   ------------------   ------------------   ------------------
Revenues:
  Equity in income of joint venture
   (Note 2)                                      $  3,320             $ 20,002             $ 17,647             $ 52,012
  Interest income                                       0                    0                    0                    2
                                                 --------             --------             --------             --------
                                                    3,320               20,002               17,647               52,014
                                                 --------             --------             --------             --------

Expenses:
  Partnership administration                            0                    0                    0                  250
                                                 --------             --------             --------             --------

Net income                                       $  3,320             $ 20,002             $ 17,647             $ 51,764
                                                 ========             ========             ========             ========

Net income allocated to
  Class A Limited Partners                       $ 20,808             $ 31,422             $ 70,126             $ 85,266

Net loss allocated to
  Class B Limited Partners                       $(17,488)            $(11,421)            $(52,479)            $(33,503)

Net income per Class A
  Limited Partner Unit                           $   3.43             $   5.19             $  11.57             $  14.07

Net loss per Class B
  Limited Partner Unit                           $ (10.76)            $  (7.02)            $ (32.28)            $ (20.60)

Cash distribution per Class A
  Limited Partner Unit                           $   1.41             $   4.56             $  10.21             $  12.93

           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

           FOR THE YEAR ENDED DECEMBER 31, 1995 AND NINE MONTHS ENDED
                               SEPTEMBER 30, 1996


                                         LIMITED PARTNERS
                                --------------------------------------
                                    CLASS A               CLASS B         TOTAL
                                ------------------  ------------------    PARTNERS'
                                UNITS    AMOUNT      UNITS    AMOUNT      CAPITAL
                                -----  -----------  -------  ---------  -----------
BALANCE, DECEMBER 31, 1994      6,062  $1,370,379     1,626  $113,335   $1,483,714

  Net income (loss)                 0     107,511         0   (51,059)      56,452
  Partnership distributions         0    (105,270)        0         0     (105,270)
                                -----  ----------     -----  --------   ----------
BALANCE, DECEMBER 31, 1995      6,062  $1,372,620     1,626  $ 62,276   $1,434,896

  Net income (loss)                 0      70,126         0   (52,480)      17,646
  Partnership distributions         0     (61,888)        0         0      (61,888)
                                -----  ----------     -----  --------   ----------
BALANCE, SEPTEMBER 30, 1996     6,062  $1,380,858     1,626  $  9,796   $1,390,654
                                =====  ==========     =====  ========   ==========

           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                          September 30, 1996   September 30, 1995
                                                          ------------------   ------------------
Cash flows from operating activities:
  Net income                                                   $ 17,647             $ 51,764
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Equity in income of joint venture                           (17,647)             (52,012)
    Distributions received from joint venture                    80,216               75,953
    Distributions to partners from accumulated
      earnings                                                  (80,217)             (75,775)
    Changes in assets and liabilities:
      Withholdings and accounts payable                            (292)                 700
      Due to affiliate                                                0              (14,824)
                                                               --------             --------
       Total adjustments                                        (17,940)             (65,958)
                                                               --------             --------

Net cash used in operating activities                              (293)             (14,194)
                                                               --------             --------

Net decrease in cash and cash equivalents                          (293)             (14,194)

Cash and cash equivalents, beginning of year                        891               14,703
                                                               --------             --------

Cash and cash equivalents, end of period                       $    598             $    509
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

     (a)  General
     ------------

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

     As of September 30, 1996, the Partnership owned interests in the following properties: (i) a retail shopping and commercial office complex located in Tucker, Georgia, (ii) a shopping center located in Cherokee County, Georgia, (iii) a two-story office building located in Charlotte, North Carolina, (iv) a four-story office building located in metropolitan Houston, Texas, (v) a restaurant located in Fulton County, Georgia, and
     (vi) an office/retail center currently being developed in Fulton County, Georgia. All of the foregoing properties were acquired on an all cash basis.

     (b)  Basis of Presentation
     --------------------------

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

     (c)  Employees
     --------------

     The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership.

     (d)  Insurance
     --------------

     Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

     (e)  Competition
     ----------------

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

     (f)  Income Taxes
     -----------------

     The Partnership has not requested a ruling from the Internal Revenue Service to the effect that it will be treated as a partnership and not an association taxable as a corporation for Federal income tax purposes. The Partnership requested an opinion of counsel as to its tax status, but such opinion is not binding upon the Internal Revenue Service.

     (g)  Statement of Cash Flows
     ----------------------------

     For the purpose of the statement of cash flows, the Partnership considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments.

(2)  Investment in Joint Venture
     ---------------------------

     FUND II-FUND II-OW JOINT VENTURE
     --------------------------------

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of September 30, 1996, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

     Of the six properties owned by the joint venture, one is a retail shopping center, two are office buildings, one is an office/retail center, one is an office/retail/restaurant center and one is a restaurant. As of September 30, 1996, these properties were 63.60% occupied, compared to 95.87% at December 31, 1995 and 97.34% at December 31, 1994, 66.90% at December 31, 1993, 93.76% at December 31, 1992, and 93.57% at December 31, 1991.

     The following describes the properties in which the Partnership owns an interest through the Fund II-Fund II-OW Joint Venture as of September 30, 1996:

     The Charlotte Property/Fund II-Fund II-OW Joint Venture
     -------------------------------------------------------

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

     The occupancy rates at the Charlotte Property for the quarter ended September 30, 1996 was 100% which was the rate for the same quarter in the five previous years.

     The average effective annual rental per square foot at the Charlotte Property was $6.49 for third quarter 1996, $5.83 for 1995, $3.88 for 1994, $28.12 for 1993 and $15.69 for 1992 and 1991. The higher effective annual rental rate for 1993 is due to the payment of $425,000 in lease termination fees by IBM.

     The Atrium/Fund II & Fund III Joint Venture
     -------------------------------------------

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

     The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amount of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of September 30, 1996, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II-Fund II-OW Joint Venture holds approximately 66% equity interest in the Fund II-Fund III Joint Venture and Wells Funds III holds approximately 34% equity interest in the Fund II-Fund III Joint Venture.

     The Atrium was first occupied in 1987 and contains approximately 119,000 net leasable square feet. Each floor of the Atrium was originally leased under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the Lockheed Company, each of which leases had terms of approximately eight years and expired June 30, 1996.

     Since Lockheed vacated the building as of June 30, 1996, the occupancy rate of the Atrium Property was 0% for the third quarter of 1996. As set forth above, the lease with Lockheed Company expired on June 30, 1996 and although the Partnership has responded to various potential tenants regarding leasing portions of the Atrium, no leases have been signed as of September 30, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership which could further reduce future cash distribution to Limited Partners.

     The Brookwood Grill Property/Fund II and Fund III Joint Venture
     ---------------------------------------------------------------

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

     The occupancy rate for the Brookwood Grill, a sole tenant, was 100% for the third quarter of 1996 and the quarters ended September 30, 1995, 1994, 1993, and 1992. The average effective annual rental per square foot at the Brookwood Grill is $30.32 for the third quarter 1996 and $30.21 for 1995, 1994, and 1993, and $24.60 for 1992, the first year of occupancy.

     As of September 30, 1996, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000 respectively for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property and Wells Fund III holds an approximately 38% equity interest in the project.

     On January 10, 1995, the Fund II-Fund III Joint Venture contributed the remaining 4.3 undeveloped acres of land comprising the Holcomb Bridge Road Property to a new joint venture, Fund II, III, VI and VII Associates. This property is described below.

     FUND II, III, VI AND VII JOINT VENTURE/HOLCOMB BRIDGE ROAD PROPERTY
     -------------------------------------------------------------------

     On January 10, 1995, the Partnership, Fund II-Fund III Joint Venture, the Wells Real Estate Fund VI entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI, and VII Joint Venture"). The Fund II-Fund III Joint Venture is a joint venture between Wells Real Estate Fund III, a Georgia public limited partnership having Leo
     F. Wells, III and Wells Capital, Inc. as general partners, and an existing joint venture (the "Fund II-Fund II-OW Joint Venture") formed by Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners, and Wells Real Estate Fund II-OW ("Wells Fund II-OW"), a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners. The investment objectives of Wells Fund II, Wells Fund II-OW, Wells Fund III and Wells Fund VI are substantially identical to those of the Partnership.

     In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II, III, VI and VII Joint venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. Six tenants occupied the 880 Holcomb Bridge property as of September 30, 1996 for an occupancy rate of 54%. The average effective annual rental was $6.83 per square foot for the third quarter of 1996.

     As of September 30, 1996, Fund II-Fund III Joint Venture contributed $1,729,116 in land and land improvements for an equity interest of approximately 25.2%, Wells Fund VI contributed $1,699,846 for an equity interest of approximately 26.0%, and Wells Fund VII contributed $3,217,154 for an equity interest of approximately 48.8%. The total costs to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,000,000, excluding land. It is anticipated that of the remaining cost of approximately $83,000, $16,000 will be contributed by Wells Fund VI and $67,000 by Wells Fund VII, after which the equity interests in the property will be 48.8% for Wells Fund VII, 25.5% for Wells Fund VI, and 25.7% for the Fund II-Fund III Joint Venture.

     Tucker Property/Fund I - Fund II Tucker Joint Venture
     -----------------------------------------------------

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

     Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which have been paid as progressive stages of construction were completed. As of September 30, 1996, Wells Fund I had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,826,015 to the Tucker Property. As of September 30, 1996, Wells Fund I had an approximate 55% equity interest in the Tucker Property and Fund II-Fund II-OW Joint Venture had an approximate 45% equity interest in the Tucker Property. As of September 30, 1996, the occupancy rate at the Tucker Property was 75%.

     There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

     The occupancy rate at the Tucker Property for the quarters ended September 30 was 75% in 1996, 89% in 1995, 97% in 1994, 87% in 1993, and 78% in 1992.

     The average effective annual rental per square foot at the Tucker Property was $11.02 for 1996, $12.61 for 1995, $12.63 for 1994, $11.37 for 1993, and
     $11.37 for 1992.

Cherokee Property/Fund I, II, II-OW, VI & VII Joint Venture
-----------------------------------------------------------

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

     As of September 30, 1996, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,718 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of September 30, 1996, the equity interests in the Cherokee Property were approximately as follows: Wells Fund I - 24%, Fund II-Fund II-OW Joint Venture - 54%, Wells Fund VI - 11% and Wells Fund VII - 11%.

     The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of September 30, 1996, the Cherokee Property was approximately 95% occupied by 20 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying ten percent or more the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

     The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

     The occupancy rate at the Cherokee Property for the quarters ended September 30 was 95% in 1996 and 1995, 92% in 1994, 82% in 1993, and 87% in
     1992.

     The average effective annual rental per square foot at the Cherokee Property was $8.57 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for
     1993, $6.46 for 1992, and $6.52 for 1991.



     For further information regarding the foregoing properties, refer to the Partnership's Form 10-K for the year ended December 31, 1995.

     See "Management's Discussion and Analysis of Financial Condition and Results of Operation" for a summary and discussion of the operations of the properties described above during the quarter ended September 30, 1996.

     The following summarizes the condensed financial statements of the Fund II-Fund II-OW Joint Venture:



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         Following are the financial statements for Fund II and II-OW:

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                                BALANCE SHEETS

                    Assets                          September 30, 1996  December 31, 1995
                    ------                          ------------------  -----------------
Real estate assets, at cost:
  Land                                                   $ 1,367,856        $ 1,367,856
  Building and improvements, less accumulated
   depreciation of $1,796,534 in 1996 and
   $1,382,129 in 1995.                                     5,974,584          6,250,334
                                                         -----------        -----------

   Total real estate assets                                7,342,440          7,618,190
                                                         -----------        -----------

 Investment in joint ventures                             18,622,668         19,207,510
  Cash and cash equivalents                                   67,466             72,419
  Due from affiliates                                         98,893            415,195
  Accounts receivable                                        108,522             95,202
  Prepaid expenses and other assets                           89,110             97,894
                                                         -----------        -----------

           Total assets                                  $26,329,099        $27,506,410
                                                         ===========        ===========

           Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                $         0        $         0
    Partnership distributions payable                        185,615            505,711
    Due to affiliates                                          5,645              4,616
                                                         -----------        -----------

      Total liabilities                                      191,260            510,327
                                                         -----------        -----------

Partners' Capital:
  Wells Real Estate Fund II                               24,748,917         25,561,588
  Wells Real Estate Fund II-OW                             1,388,922          1,434,495
                                                         -----------        -----------

    Total partners' capital                               26,137,839         26,996,083
                                                         -----------        -----------

       Total liabilities and partners' capital           $26,329,099        $27,506,410
                                                         ===========        ===========

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                              STATEMENTS OF INCOME

                                                  Three Months Ended                      Nine Months Ended
                                        --------------------------------------  --------------------------------------
                                        September 30, 1996  September 30, 1995  September 30, 1996  September 30, 1995
                                        ------------------  ------------------  ------------------  ------------------

Revenues:
  Rental income                                   $114,716            $114,716            $344,150          $  344,150
  Equity in income of joint ventures                71,304             344,511             416,245             926,333
  Interest income                                      106                 110                 308                 427
                                                  --------            --------            --------          ----------
                                                   186,126             459,337             760,703           1,270,910
                                                  --------            --------            --------          ----------

Expenses:
  Management and leasing fees                        6,883               6,883              20,649              20,649
  Lease acquisition costs                            4,589               4,589              13,766              13,766
  Operating costs - rental property                  4,935               2,073              16,046              21,651
  Depreciation                                      91,917              48,570             275,750             145,709
  Legal and accounting                                 678               1,171              39,126              23,308
  Computer costs                                     1,404                 390               3,207               5,005
  Partnership administration                        13,209              18,990              59,832              61,320
                                                  --------            --------            --------          ----------
                                                   123,615              82,666             428,376             291,408
                                                  --------            --------            --------          ----------

Net income                                        $ 62,511            $376,671            $332,327          $  979,502
                                                  ========            ========            ========          ==========

Net income allocated to
  Wells Real Estate Fund II                       $ 59,191            $356,669            $314,680          $  927,490

Net income allocated to
  Wells Real Estate Fund II-OW                    $  3,320            $ 20,002            $ 17,647          $   52,012


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -----------------------------------------------------------------------
     RESULTS OF OPERATION
     --------------------

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

     RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
     ---------------------------------------------------------

     General
     -------

     As of September 30, 1996, the developed properties owned by the Fund II-Fund II-OW Joint Venture (including the Holcomb Bridge Road Property which is substantially complete) were 63% occupied, as compared to 97% occupied as of September 30, 1995.

     Gross revenues of the Partnership were $3,320 for the quarter ended September 30, 1996, as compared to $20,002 for the quarter ended September 30, 1995. The decrease in gross revenues for 1996 was due primarily to the decrease in equity in income from the joint venture.

     Administrative expenses of the Partnership are incurred at the joint venture level. Accounting expenses increased for the nine month period ended September 30, 1996 as compared to the same period of 1995 due to payment of fees for tax preparation and additional audit fees. Depreciation expenses increased from 1995 to 1996 due to the change in the estimated useful lives of all buildings and improvements in which the Partnership owns an interest from 40 years to 25 years which became effective December 31, 1995.

     Distributions to the Partnership from Fund II-Fund II-OW Joint Venture for the three month period ended September 30, 1996 and September 30, 1995 were $9,856 and $27,669 respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units of $1.41 per unit for the third quarter of 1996 as compared to $4.56 per unit for the third quarter of 1995. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.

     Cash distributions for the third quarter of 1996 were made from investment income and do not represent a return of capital.

     As of September 30, 1996, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

Charlotte Property/Fund II and II-OW Joint Venture
--------------------------------------------------

                                                Three Months Ended                        Nine Months Ended
                                                ------------------                        -----------------
                                      September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                      ------------------   ------------------   ------------------   ------------------
Revenues:
  Rental income                                $114,716             $114,716             $344,150             $344,150

Expenses:
  Depreciation                                   91,917               48,569              275,750              145,708
  Management and leasing expenses                11,472               11,472               34,415               34,415
  Other operating expenses                        4,934                2,073               16,046               21,651
                                               --------             --------             --------             --------
                                                108,323               62,114              326,211              201,774
                                               --------             --------             --------             --------

Net income                                     $  6,393             $ 52,602             $ 17,939             $142,376
                                               ========             ========             ========             ========

Occupied %                                          100%                 100%                 100%                 100%
Partnership Ownership %                             5.3%                 5.3%                 5.3%                 5.3%

Cash generated to the Fund II-
  Fund II-OW Joint Venture*                    $101,844             $ 90,783             $290,310             $267,229

Net income allocated to the
  Fund II-Fund II-OW
  Joint Venture*                               $  6,393             $ 52,602             $ 17,939             $142,376

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income was stable for the three and nine months ended September 30, 1996 and 1995. The decrease in net income for the three and nine month periods of 1996 compared to 1995 was primarily due to the increase in depreciation expenses which resulted from the change in fourth quarter, 1995 in estimated useful lives of buildings and improvements previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Cash generated to the Joint Venture for the three month and nine month periods ended September 30, 1996 increased over the same periods of 1995 due primarily an increase in the actual rent as of April 1996, which is not reflected in the rental income for accounting purposes shown above due to straight-lining the rent over the lease period.

The Atrium/Fund II and Fund III Joint Venture
---------------------------------------------

                                                  Three Months Ended                        Nine Months Ended
                                                  ------------------                        -----------------
                                        September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                        ------------------   ------------------   ------------------   ------------------
Revenues:
  Rental income                                 $   8,909             $519,836           $1,048,582           $1,559,509
  Interest income                                   6,091                6,658               21,409               21,762
                                                ---------             --------           ----------           ----------
                                                   15,000              526,494            1,069,991            1,581,271
                                                ---------             --------           ----------           ----------
Expenses:
  Depreciation                                    168,691              117,029              505,788              351,087
  Management and leasing expenses                       0               35,691               71,380              107,071
  Other operating expenses                       (176,240)              64,686               57,310              196,713
                                                ---------             --------           ----------           ----------
                                                   (7,549)             217,406              634,478              654,871
                                                ---------             --------           ----------           ----------

Net income                                      $  22,549             $309,088           $  435,513           $  926,400
                                                =========             ========           ==========           ==========

Occupied %                                              0%                 100%                   0%                 100%
Partnership Ownership %                               3.5%                 3.5%                 3.5%                 3.5%

Cash distributions to the Fund II-
  Fund II-OW Joint Venture*                     $       0             $294,805           $  472,173           $  883,847

Net income allocated to the
  Fund II-Fund II-OW
  Joint Venture*                                $  14,792             $202,762           $  285,696           $  607,718

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income decreased for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995 due to the termination of the Lockheed lease as of June 30, 1996. The increase in depreciation expenses for the three months and nine months ended September 30, 1996 over the same periods of 1995 is due to the change in the estimated useful lives of buildings and improvements which was made in the fourth quarter of 1995. The decrease in operating expenses for the three month period ended September 30, 1996 compared to September 30, 1995, resulted from a reclassification of prior years' excess reimbursements. The decrease in the nine month operating expenses for September 30, 1996 compared to September 30, 1995 is due to this reclassification and the vacancy of the project during the quarter.

The lease with Lockheed Company expired on June 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing the Atrium, no leases have been signed as of September 30, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require further tenant finish and refurbishment expenditures by the Partnership which could substantially reduce future cash distributions to Limited Partners.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                                  Three Months Ended                        Nine Months Ended
                                                  ------------------                        -----------------
                                        September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                       -------------------  -------------------  -------------------  -------------------
Revenues:
  Rental income                                   $56,797              $60,316             $169,172             $172,691
  Equity loss of joint venture                       (573)                   0              (26,996)                   0
                                                  -------              -------             --------             --------
                                                   56,224               60,316              142,176              172,691
                                                  -------              -------             --------             --------
Expenses:
  Depreciation                                     13,503               14,664               40,509               43,994
  Management and leasing expenses                   7,483                7,833               20,178               22,112
  Other operating expenses                         13,665               11,919               48,941               30,750
                                                  -------              -------             --------             --------
                                                   34,651               34,416              109,628               96,856
                                                  -------              -------             --------             --------

Net income                                        $21,573              $25,900             $ 32,548             $ 75,835
                                                  =======              =======             ========             ========

Occupied %                                            100%                 100%                 100%                 100%
Partnership Ownership %                              3.31%                3.31%                3.31%                3.31%

Cash distributions to the Fund II-
  Fund II-OW Joint Venture*                       $26,840              $25,025             $ 65,958             $ 73,911

Net income allocated to the
  Fund II-Fund II-OW
  Joint Venture*                                  $13,451              $16,149             $ 20,294             $ 47,283

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income decreased slightly for the three months and nine months ended September 30, 1996 compared to the same periods in 1995 due primarily to a decrease in billing of expenses to the tenants. Expenses were stable for the three months ended September 30, 1996 and 1995, but were substantially higher for the nine month periods ended September 30, 1996 compared to September 30, 1995. The increase in other operating expenses is the result of decreased property tax reimbursements and a reimbursement to the tenant in first quarter 1996 of administrative charges paid in 1995. Although there was a change in useful lives of assets from forty years to twenty-five years in December 1995, depreciation expense decreased in 1996, compared to the same periods in 1995, due to the contribution of land and land improvements by Brookwood Grill to the 880 Holcomb Bridge Property. Net income decreased for both the three and nine month periods of 1996 compared to 1995 for the reasons cited above and due to the net loss generated by the Fund II, III, VI, and VII Joint Venture.

Holcomb Bridge Road Property/Fund II, III, VI & VII Joint Venture
-----------------------------------------------------------------

                                                          Three Months Ended     Six Month Ended
                                                          ------------------     ---------------
                                                          September 30, 1996   September 30, 1996
                                                          ------------------   ------------------
Revenues:
    Rental income                                                   $82,869             $136,044

Expenses:
    Depreciation                                                     54,939              138,881
    Management and leasing expenses                                   8,530               14,610
    Other operating expenses                                         22,279               70,012
                                                                    -------             --------
                                                                     85,748              223,503
                                                                    -------             --------
Net loss                                                            $(2,879)            $(87,459)
                                                                    =======             ========

Occupied %                                                             53.6%                53.6%

Partnership Ownership % in the Fund II, III, VI, VII
   Joint Venture                                                        0.8%                 0.8%
Cash distribution to the Fund II-Fund III
    Joint Venture*                                                   $ 7,022             $  7,022
Net loss allocated to the Fund II-Fund III
    Joint Venture*                                                   $  (572)            $(26,995)

The Partnership holds a 3.31% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, and VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet. As of September 30, 1996, six tenants are occupying approximately 26,549 square feet of space in the retail and office building under leases of varying lengths. Since the property was not developed as of September 30, 1995, no comparative figures are available for the quarter.

As of September 30, 1996, the Fund II-Fund III Joint Venture contributed $1,729,116 in land and improvements for an equity interest of approximately 25.2%, Wells Fund VI contributed $1,699,846 for an equity interest of approximately 26.0%, and Wells Fund VII contributed $3,217,154 for an equity interest of approximately 48.8%. The total costs to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,000,000, excluding land. It is anticipated that of the remaining cost of approximately $83,000, $16,000 will be contributed by Wells Fund VI and $67,000 by Wells Fund VII, after which the equity interests in the property will be 48.8% for Wells Fund VII, 25.5% for Wells Fund VI, and 25.7% for the Fund II-Fund III Joint Venture. Wells Fund VI and Wells Fund VII have reserved sufficient funds for this purpose.

Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------

                                                   Three Months Ended                        Nine Months Ended
                                                   ------------------                        -----------------
                                         September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                         ------------------   ------------------   ------------------   ------------------

Revenues:
  Rental income                                   $262,134             $313,802             $804,135             $957,817
  Interest income                                      122                  147                  501                2,596
                                                  --------             --------             --------             --------
                                                   262,256              313,949              804,636              960,413
                                                  --------             --------             --------             --------
Expenses:
  Depreciation                                     105,280               60,007              313,508              180,020
  Management and leasing expenses                   27,454               36,291               89,838              104,091
  Other operating expenses                         109,108              124,144              365,608              422,275
                                                  --------             --------             --------             --------
                                                   241,842              220,442              768,954              706,386
                                                  --------             --------             --------             --------

Net income                                        $ 20,414             $ 93,507             $ 35,682             $254,027
                                                  ========             ========             ========             ========

Occupied %                                              75%                  89%                  75%                  89%
                                                  ========             ========             ========             ========
Partnership Ownership %                               2.39%                2.39%                2.39%                2.39%

Cash distributed to the Partnership               $ 52,215             $ 71,266             $150,347             $197,189

Net income allocated to the
  Partnership                                     $  9,168             $ 25,025             $ 16,025             $ 73,911

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

The property was 75% leased as of September 30, 1996, as compared to 89% leased, as of September 30, 1995, due to three tenants vacating space totaling 9,761 square feet. Although no leases have been signed, every effort is being made to re-lease this space.

Cherokee Property/Fund I, II, II-OW, VI & VII Joint Venture
-----------------------------------------------------------

                                                    Three Months Ended                        Nine Months Ended
                                                    ------------------                        -----------------
                                          September 30, 1996   September 30, 1995   September 30, 1996   September 30, 1995
                                          ------------------   ------------------   ------------------   ------------------
Revenues:
  Rental income                                    $219,956             $253,387             $666,564             $546,904
  Interest income                                        18                   69                   55                  164
                                                   --------             --------             --------             --------
                                                    219,974              253,456              666,619              547,068
                                                   --------             --------             --------             --------

Expenses:
  Depreciation                                      107,607               72,989              322,251              164,233
  Management and leasing expenses                    12,101                9,354               38,011               23,823
  Other operating expenses                           38,084               36,728              133,588              118,548
                                                   --------             --------             --------             --------
                                                    157,792              119,071              493,850              306,604
                                                   --------             --------             --------             --------

Net income                                         $ 62,182             $134,385             $172,769             $240,464
                                                   ========             ========             ========             ========

Occupied %                                               95%                  95%                  95%                  95%
Partnership Ownership %                                 2.9%                 2.9%                 2.9%                 2.9%

Cash distributions to the Fund II-
  Fund II-OW Joint Venture*                        $108,584             $ 88,365             $312,609             $169,704

Net income allocated to the Fund II-
  Fund II-OW Joint Venture*                        $ 33,928             $ 83,606             $ 94,265             $157,247

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income decreased for the three months ended September 30, 1996, as compared to the same period in 1995, due to the receipt in September 1995 of certain excess rents relating to the Kroger expansion which, although completed in November 1994, was billed retroactively and paid in September 1995. The increases in depreciation expenses for 1996 as compared to 1995 are the result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Changes in Financial Conditions". Management and leasing expenses increased in 1996 as compared to 1995 due to the increased revenue. Other operating expenses increased in 1996 due to increased repairs and maintenance. Net income of the property decreased for the nine month period ended September 30, 1996, as compared to the same period for 1995, due primarily to the increase in depreciation expenses offset partially by the increase in rental income.

A lease amendment executed with Kroger in 1994 provided for the expansion of its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994, construction was completed on the Kroger expansion and remodeling of the center. The total costs for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I - $94,679, the Fund II-Fund II-OW Joint Venture - $805,092, Wells Fund VI - $953,798, and Wells Fund VII - $953,798.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND II-OW
                                   (Registrant)
Dated:  November 11, 1996          By:  /s/Leo F. Wells, III
                                      -------------------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner and as President,
                                   Sole Director and Chief Financial
                                   Officer of Wells Capital, Inc.
                                   the Corporate General Partner