Form 10-K
period 1996-12-31
WELLS REAL ESTATE FUND II-OW
filed 1997-03-27
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended        December 31, 1996                            or
                         -----------------------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from               to
                              --------------------------------------------------
Commission file number                       0-17876
                      ----------------------------------------------------------
                                             Wells Real Estate Fund II-OW
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                     58-1754703
---------------------------------------  ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road Norcross, Georgia            30092
--------------------------------------------   ---------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
                                                  ------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

     Title of each class                   Name of exchange on which registered
--------------------------------       -----------------------------------------
     NONE                                  NONE
--------------------------------       -----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 CLASS A UNITS
--------------------------------------------------------------------------------
                               (Title of Class)
--------------------------------------------------------------------------------
                                 CLASS B UNITS
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X         No____
    ---

Aggregate market value of the voting stock held by non-affiliates:   Not
                                                                  ------------
Applicable
----------

                                    PART I

ITEM  1.    BUSINESS
--------------------

GENERAL
-------

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

As of December 31, 1996, the Partnership owned interests in the following properties: (i) a retail shopping and commercial office complex located in Tucker, Georgia, (ii) a shopping center located in Cherokee County, Georgia,
(iii) a two-story office building located in Charlotte, North Carolina, (iv) a four-story office building located in metropolitan Houston, Texas, (v) a restaurant located in Fulton County, Georgia, and (vi) an office/retail shopping center currently being developed in Fulton County, Georgia. All of the foregoing properties were acquired on an all cash basis and are described in more detail in Item 2 below. The lease on the Atrium Building in Houston, which contributes a significant proportion to the revenue of the Partnership, expired in June, 1996, and although the Partnership has responded to various potential tenants regarding leasing the Atrium, no leases have been signed as of December 31, 1996. See the detailed discussion in Item 2, Properties.

EMPLOYEES
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partner and Affiliates" - for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1996.

INSURANCE
---------

Wells Management Company, Inc., an affiliate of the General Partner, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management of the registrant, the properties are adequately insured.

COMPETITION
-----------

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

ITEM 2.   PROPERTIES
--------------------

The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II ("Well Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of December 31, 1996, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5% and the equity interest of Wells Fund II was approximately 95%.

The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

Of the six properties owned by the joint venture, three are retail shopping centers, two are office buildings and one is a restaurant. As of December 31, 1996, these properties were 63.69% occupied, down from 95.87% at December 31, 1995, 97.34% at December 31, 1994, 66.90% at December 31, 1993, and 93.76% at
December 31, 1992.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1996, assuming no exercise of renewal options or termination rights:


                                                            Partnership's                    Percentage of
                                                              Share of                          Total
                 Number of                   Annualized      Annualized     Percentage of     Annualized
 Year of Lease    Leases    Square Feet      Gross Base      Gross Base     Total Square      Gross Base
  Expiration     Expiring    Expiring         Rent (1)          Rent       Feet Expiring         Rent
-----------------------------------------------------------------------------------------------------------
    1997            18        40,850           539,250          241,520        20.99%           22.62%
    1998             9        11,993           155,248           68,899         6.16%            6.51%
    1999            17        29,645           464,952          163,972        15.23%           19.50%
    2000             2         5,240            59,245           27,950         2.69%            2.49%
    2001(2)          6        84,116           684,488          474,225        43.22%           28.71%
    2002             4        16,830           358,333          190,834         8.65%           15.03%
    2003             0             0                 0                0         0.00%            0.00%
    2004             0             0                 0                0         0.00%            0.00%
    2005             0             0                 0                0         0.00%            0.00%
    2006             1         5,935           122,294           52,012         3.05%            5.13%
-----------------------------------------------------------------------------------------------------------
                    57       194,609        $2,383,810       $1,219,412       100.00%          100.00%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2) Expiration of First Union Bank with 70,752 square feet at the Charlotte project.

The following describes the properties in which the Partnership owns an interest as of December 31, 1996:

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

The occupancy rates at the Charlotte Property as of December 31 were 100% in 1996, 1995, 1994, 0% in 1993, and 100% in 1992.

The average effective annual rental per square foot at the Charlotte Property was $6.51 for 1996, $5.83 for 1995, $3.88 for 1994, $28.12 for 1993 and $15.69
for 1992. The higher effective annual rental rate for 1993 is due to the payment of $425,000 in lease termination fees by IBM.


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

In April 1989, the Fund II-Fund III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in the City of Nassau Bay, Harris County, Texas, know as "The Atrium at Nassau Bay" (the "Atrium").

The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of December 31, 1996, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium. The Fund II - Fund II-OW Joint Venture holds approximately 66% equity interest in the Fund II - Fund III Joint Venture, and Wells Funds III holds approximately 34% equity interest in the Fund II -Fund III Joint Venture.

The Atrium was first occupied in 1987 and contains approximately 119,000 net leasable square feet. Each floor of the Atrium was originally under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the Lockheed Company, each of which leases had terms of approximately eight years and expired June 30, 1996.

Since Lockheed vacated the building as of June 30, 1996, the occupancy rate of the Atrium Property as of December 31, 1996, was 0% and 100% for 1992 through 1995. The average annual effective rate was $8.81 for 1996, and $17.47 for 1992 through 1995. As set forth above, the lease with Lockheed Company expired on June 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing portions of the Atrium, no leases have been signed as of December 31, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under the new leases. In addition, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership which could further significantly reduce future cash distributions to Limited Partners.

THE BROOKWOOD GRILL PROPERTY/FUND II - FUND III JOINT VENTURE
-------------------------------------------------------------

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

As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and the construction of a 7,440 square foot restaurant. This Roswell site, which opened early March 1992, is the second location in the Atlanta area for what is anticipated as a southeastern chain of restaurants similar in concept to Houston's, Ruby Tuesday, and Friday's. This chain is principally owned by David Rowe, an Atlanta real estate developer of Kroger shopping centers, and several operating partners formerly with Houston's. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year option periods. The agreement calls for a base rental of $217,006 per year for Years 1 through 5, with a 15% increase over the remainder of the initial term. Rental rates for all option periods will be based on the prevailing market values and rates for those periods. The Fund II-Fund III Joint Venture has expended approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements. In addition to the base rent described above, the tenant is required to pay "additional rent" in amounts equal to a 12% per annum return on all amounts expended for such improvements.

The occupancy rate for the Brookwood Grill, a sole tenant, was 100% for 1996, 1995, 1994, 1993 and 1992. The average effective rental per square foot at the Brookwood Grill is $30.29 for 1996, $30.21 for 1995, 1994 and 1993, and $24.60
for 1992, the first year of occupancy.

As of December 31, 1996, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill property, and Wells Fund III holds an approximately 38% equity interest in the project.

On January 10, 1995, the remaining 4.3 undeveloped acres of land comprising the Holcomb Bridge Road Property was contributed to a new joint venture, Fund II, III, VI, and VII Associates by Fund II-Fund III Joint Venture. This property is described below.

FUND II, III, VI AND VII ASSOCIATES/HOLCOMB BRIDGE ROAD PROPERTY
----------------------------------------------------------------

On January 10, 1995, Fund II-Fund III Joint Venture, Wells Real Estate Fund VI , L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, entered into a Joint Venture Agreement known as Fund II, III, VI and VII Associates ("Fund II, III, VI and
VII Joint Venture").   Wells Partners, L.P. is a private limited partnership
having Wells Capital, Inc., a General Partner of the Partnership, as its sole general partner. The investment objectives of Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet.. Nine tenants occupied the Holcomb Bridge Road Property as of December 31, 1996, for an occupancy rate of 63%. The average effective annual rental was $9.87 per square foot for 1996.

As of December 31, 1996, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 25.2%, Wells Fund VI had contributed $1,699,846 for an equity interest of approximately 26.0%, and Wells Fund VII had contributed $3,217,154 for an equity interest of approximately 48.8%. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,100,000, excluding land. It is anticipated that of the remaining cost of approximately $183,000, $100,000 will be contributed by Wells Fund VI and $83,000 by Wells Fund VII, after which the equity interests in the property will be 48.3% for Wells Fund VII, 26.4% for Wells Fund VI, and 25.3% for the Fund II-Fund III Joint Venture. Wells Fund VI and Wells Fund VII have reserved sufficient funds for this purpose. The Partnership is not obligated to provide any additional funding for the Holcomb Bridge Road Property.

TUCKER PROPERTY/FUND I - FUND II JOINT VENTURE
----------------------------------------------

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

On January 9, 1987, the Partnership acquired an interest in the Tucker Property which was acquired by a joint venture (the "Tucker Joint Venture") originally between the Partnership and Wells Real Estate Fund I ("Wells Fund I"). Wells Fund I is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund I are substantially identical to those of the Partnership. Upon the formation of the Fund II-Fund II-OW Joint Venture in March 1988, the Partnership contributed its joint venture interest in the Tucker Joint Venture to the Fund II-Fund II-OW Joint Venture as a part of its capital contribution. On January 1, 1991, the Cherokee Joint Venture, which is defined below, was merged into the Tucker Joint
Venture forming a new joint venture (the "Tucker-Cherokee Joint Venture").   As
described below, the Cherokee Joint Venture was also a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Fund I. Under the terms of the Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee, the percentage interest of the Fund II-Fund II-OW Joint Venture in the Tucker Project remained unchanged as a result of the merger of the Tucker Joint Venture into the Tucker-Cherokee Joint Venture.

On August 1, 1995, Wells Fund I and the Fund II-Fund-II-OW Joint Venture entered into another amendment to effect the contribution of the Cherokee Project to the Fund I, II, II-OW, VI, VII Joint Venture, as described below. As a result, the name of the joint venture was changed back to "Fund I and Fund II Tucker", and is therefore no longer merged with the Cherokee Joint Venture. The Partnership's percentage interest in the Tucker Project remained unchanged as a result of the transaction.

Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which have been paid as progressive stages of construction were completed. As of December 31, 1996, Wells Fund I had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,826,015 to the Tucker Property. As of December 31, 1996, Wells Fund I had an approximately 55% equity interest in the Tucker Property and the Fund II-Fund II-OW Joint Venture had an approximately 45% equity interest in the Tucker Property. As of December 31, 1996, the Tucker Property was 77% occupied by 31 tenants.

There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

The occupancy rate at the Tucker Property was 77% in 1996, 83% in 1995, 96% in 1994, 89% in 1993, and 80% in 1992.

The average effective annual rental per square foot at the Tucker Property was $13.78 for 1996, $12.61 for 1995, $12.63 for 1994, $11.37 for 1993, and $11.37
for 1992.

CHEROKEE PROPERTY/FUND I, II, II-OW, VI, VII JOINT VENTURE
----------------------------------------------------------

The Cherokee Property consists of a retail shopping center known as "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Property"). The Cherokee Property consists of approximately 103,755 net leasable square feet.

On June 30, 1987, the Partnership acquired an interest in the Cherokee Property through a joint venture (the "Cherokee Joint Venture") between the Wells Fund II-Fund II-OW Joint Venture and Wells Fund I.

On August 1, 1995, the Fund II-Fund II-OW Joint Venture, Wells Fund I, Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners entered into a joint venture agreement known as Fund I, II, II-OW, VI, VII Associates (the "Fund I, II, II-OW, VI, VII Joint Venture"), which was formed to own and operate the Cherokee Project. Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partnership, as its sole general partner. The investment objectives of Wells Fund I, Wells Fund VI and Wells Fund VII are substantially identical to those of the Partnership.

As of December 31, 1996, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of December 31, 1996, the equity interests in the Fund I, II, II-OW, VI, VII Joint Venture were approximately as follows: Wells Fund I - 24%, Fund II-Fund II-OW Joint Venture
- 54%, Wells Fund VI - 11% and Wells Fund VII - 11%.

The Cherokee Property is anchored by a 67,115 square foot lease with Kroger Food/Drug which expires in 2011. Kroger's original lease was for 45,528 square feet. In 1994, Kroger expanded to the current 67,115 square feet which is approximately 65% of the total rentable square feet in the property. As of December 31, 1996, the Cherokee Property was approximately 93% occupied by 19 tenants, including Kroger. Kroger, a retail grocery chain, is the only tenant occupying ten percent or more of the rentable square footage. The other tenants in the shopping center provide typical retail shopping services.

The Kroger lease provides for an annual rent of $392,915 which increased to $589,102 on August 16, 1995 due to the expansion from 45,528 square feet to 67,115 square feet. The lease expires March 31, 2011 with Kroger entitled to five successive renewals each for a term of five years at the same rental rate as the original lease.

The occupancy rate at the Cherokee Property was 93% in 1996, 94% in 1995, 91% in 1994, 89% in 1993, and 88% in 1992.

The average effective annual rental per square foot at the Cherokee Property was $8.59 for 1996, $7.50 for 1995, $5.33 for 1994, $6.47 for 1993, and $6.46 for
1992.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1996.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during the fourth quarter of 1996.

                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS
--------------------------------------------------------------------------

As of February 28, 1997, the Partnership had 6,062 outstanding Class A Units held by a total of 181 Limited Partners and 1,626 outstanding Class B Units held by a total of 41 Limited Partners. The capital contribution per unit is $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

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

Cash distributions from Net Cash from Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners for the two most recent fiscal years were as follows:

                                           Per Class A    Per Class A      Per Class B
                                              Unit            Unit            Unit
 Distribution for          Total Cash      Investment       Return of       Return of
  Quarter Ended           Distributed       Income           Capital         Capital      General Partner
-----------------------------------------------------------------------------------------------------------
March 31, 1995              $24,128         $3.98             $0.00           $0.00            $0.00
June 30, 1995               $26,621         $4.39             $0.00           $0.00            $0.00
September 30, 1995          $27,668         $4.56             $0.00           $0.00            $0.00
December 31, 1995           $26,853         $4.44             $0.00           $0.00            $0.00
March 31, 1996              $27,871         $4.60             $0.00           $0.00            $0.00
June 30, 1996               $25,492         $4.21             $0.00           $0.00            $0.00
September 30, 1996          $ 8,525         $1.41             $0.00           $0.00            $0.00
December 31, 1996           $ 8,472         $1.40             $0.00           $0.00            $0.00

The fourth quarter distributions of cash available for distribution were accrued for accounting purposes in 1996 and were not actually paid until February 1997.

ITEM 6.   SELECTED FINANCIAL DATA
---------------------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1996, 1995, 1994, 1993, and 1992:

                                                               1996           1995          1994          1993          1992
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                $1,379,623     $1,462,240   $ 1,524,192    $1,564,139    $1,576,731
Total Revenues                                                   6,273         56,702        28,120       110,450        85,746
Net Income                                                       6,273         56,452        28,120       110,450        81,971
Net Income allocated to General Partners                             0              0             0             0             0
Net Income allocated to Class A Limited Partners                68,549        107,511        71,081       144,338       122,641
Net Loss allocated to Class B Limited Partners                 (62,276)       (51,059)      (42,961)      (33,888)      (40,670)
Net Income per Class A Limited Partner Unit                      11.31          17.74         11.73         23.81         20.23
Net Loss per Class B Limited Partner Unit                       (38.30)        (31.40)       (26.42)       (20.84)       (25.01)
Cash Distribution per Class A Limited Partner Unit               11.61          17.37         14.02         18.77         20.00
Cash Distribution per Class B Limited Partner Unit                   0              0             0             0          1.31

Cash distributions per unit have been paid from net cash from operations and do not constitute a return of capital.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
--------------------------------------------------------------------------
          RESULTS OF OPERATION
          --------------------

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

RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
---------------------------------------------------------

General
-------

As of December 31, 1996, the developed properties owned by the Fund II-Fund II-OW Joint Venture, excluding the Holcomb Bridge Road Property which is not yet fully developed, were 64% leased, as compared to 1995, and 1994 when the properties were 96% and 98% leased respectively. The decrease in the leased percentages for 1996 compared to 1995 and 1994 is due to the vacancy of the Atrium for the last six months of 1996.

Gross revenues of the Partnership were $6,273 for the year ended December 31, 1996, as compared to $56,702 for the fiscal year ended December 31, 1995, and $28,120 for the fiscal year ended December 31, 1994. The decrease in gross revenues for fiscal year 1996 compared to fiscal year 1995 is due primarily to the vacancy of the Atrium for the last six months of 1996. The increase in gross revenues for the fiscal year ended 1995 from fiscal 1994 was due primarily to the full year occupancy at the Charlotte Property.

Administrative expenses of the Partnership are incurred at the joint venture level. Depreciation expense increased from 1995 to 1996 due to change in the estimated useful lives of buildings and improvements from 40 years to 25 years, which became effective October 1, 1995. For further discussion of depreciation expense, please refer to the notes to the accompanying financial statements.

Partnership distributions paid during the fiscal year ended December 31, 1996, totaled $70,360, as compared to $105,270 during the fiscal year ended December 31, 1995 and $84,967 during the fiscal year ended December 31, 1994. The decrease in partnership distributions paid for fiscal year 1996 as compared to fiscal years 1995 and 1994 was primarily due to the vacancy of the Atrium in the last six months of 1996.

The Partnership made cash distributions to Limited Partners holding Class A units of $11.61 per Unit for fiscal year ended December 31, 1996, $17.37 per Unit for the fiscal year ended December 31, 1995, and $14.02 per Unit for fiscal year ended December 31, 1994. The Partnership made no cash distributions to Limited Partners holding Class B Units for fiscal year ended 1996, 1995, or 1994.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of", which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 established standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. The joint venture adopted SFAS No. 121, effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of the joint ventures.

PROPERTY OPERATIONS
-------------------

As of December 31, 1996, the Partnership's percentage ownership in properties was as follows: 5.3% in the Charlotte Property, 3.5% in The Atrium, 3.3% in the Brookwood Grill Property, 0.8% in the Holcomb Bridge Road Property, 2.4% in the Tucker Property and 2.9% in the Cherokee Property.

As of December 31, 1996, the Partnership owned interests in the following properties through the Fund II - Fund II-OW Joint Venture:

Charlotte Property/Fund II - Fund II-OW Joint Venture
-----------------------------------------------------

                              For the Year Ended December 31
                             ---------------------------------

                                 1996       1995       1994
                                 ----       ----       ----
Revenues:
 Rental Income                $460,920    $458,867   $275,137
                              --------    --------   --------

Expenses:
 Depreciation                  367,667     235,794    194,278
 Management and
  leasing expenses              27,532      27,532     18,355
 Other operating expenses       36,864      39,203    142,231
                              --------    --------   --------
                               432,063     302,529    354,864
                              --------    --------   --------

Net income (loss)             $ 28,857    $156,338   $(79,727)
                              ========    ========   ========

Occupied %                      100.00%     100.00%    100.00%
Partnership Ownership %           5.30%       5.30%      5.30%

Cash generated to the
Fund II-Fund II-OW
Joint Venture*                $396,681    $364,325   $ 96,013

Net income/loss allocated
to the Fund II-Fund II-OW
Joint Venture*                $ 28,857    $156,338   $(79,727)

* The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental income increased slightly in 1996 compared to 1995 due to the increase in rent at the Property as of April 1996. Rental income increased to $458,867 for 1995 as compared to $275,137 in 1994 due to the occupancy of the building by First Union Bank for a full year. Depreciation expense increased to $367,667 in 1996 compared to $235,794 in 1995 due to recording a full year's depreciation expense reflecting the change in estimated useful lives which was made beginning in fourth quarter, 1995. Depreciation expense increased from $194,278 in 1994 to $235,794 in 1995 as a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General" section of "Results of Operations and Change in Financial Conditions". Management and leasing expenses are stable for the years ended 1996, 1995, and 1994 in proportion to rental revenues. Other operating expenses decreased slightly from 1995 to 1996 due primarily to a decrease in architectural fees. Other operating expenses decreased to $39,203 in 1995 compared to $142,231 expended in 1994 due mainly to marketing and administrative expenses incurred in efforts to lease the property. Net income decreased to $28,857 in 1996 compared to $156,338 due primarily to the increase in depreciation expense discussed above. Net income increased to $156,338 in 1995 compared to the loss of $79,727 in 1994 for the reasons stated above. (Note: Expenses, income and cash generated to the joint venture have been restated for 1994. The 1994 statement included expenses paid by the joint venture on behalf of the Partnership.) The Charlotte Property lease agreement is one in which the tenant is directly responsible for primarily all operational expenses including real estate taxes.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Atrium/Fund II - Fund III Joint Venture
-------------------------------------------

                                For the Year Ended December 31
                             -------------------------------------

                                1996         1995         1994
                                ----         ----         ----
Revenues:
 Rental Income               $1,048,583   $2,079,345   $2,079,345
 Interest Income                 24,188       29,965       24,636
                             ----------   ----------   ----------
                              1,072,771    2,109,310    2,103,981
Expenses:
 Depreciation                   674,479      517,507      475,928
 Management and
  leasing expenses               71,381      142,761      142,735
 Other operating expenses       158,405      451,362      504,609
                             ----------   ----------   ----------
                                904,265    1,111,630    1,123,272
                             ----------   ----------   ----------

Net income                   $  168,506   $  997,680   $  980,709
                             ==========   ==========   ==========

Occupied %                         0.00%      100.00%      100.00%
Partnership Ownership %            3.50%        3.50%        3.50%

Cash distributed to the
Fund II-Fund II-OW
Joint Venture*               $  398,911   $1,123,602   $1,095,388

Net income allocated
to the Fund II-Fund II-OW
Joint Venture*               $  110,540   $  654,478   $  643,344

* The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental income decreased to $1,048,583 in 1996 compared to $2,079,345 due to the termination of the Lockheed lease as of June 30, 1996. Revenues, expenses and net income have remained relatively stable for the years ended December 31, 1995 and 1994. Depreciation expense increased in 1996 compared to 1995 due to recording a full year's depreciation expense reflecting the change in estimated useful lives which was made beginning in fourth quarter 1995. In 1995, the increase in depreciation expense due to the change in the estimated useful lives of buildings and improvements was offset by a decrease in other operating expenses. Management and leasing fees decreased in 1996 compared to 1995 due to the decrease in rental income for the last six months of 1996. Other operating expenses decreased from $451,362 in 1995 to $158,405 in 1996 primarily due to the vacancy of the Atrium for the last six months of the year.

The real estate taxes were $150,105 for 1996, $182,687 for 1995, and $186,273 for 1994.

The lease with Lockheed Company expired on June 30, 1996, and although the Partnership has responded to various potential tenants regarding leasing the Atrium, no leases have been signed as of December 31, 1996. It is anticipated that when leases are obtained for the Atrium, rental rates will be lower than those paid by the previous tenant, and income could decrease significantly under these new leases. In addition, such leases are likely to require significant tenant finish and refurbishment expenditures by the Partnership which could substantially reduce future cash distributions to Limited Partners.

For comments on the general condition to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Brookwood Grill Property/Fund II - Fund III Joint Venture
-------------------------------------------------------------

                                     For the Year Ended December 31
                                    ---------------------------------

                                       1996        1995       1994
                                       ----        ----       ----
Revenues:
 Rental Income                       $225,359    $230,316   $224,750
 Equity in Loss of Joint Venture      (19,378)          0          0
                                     --------    --------   --------
                                      205,981     230,316    224,750

Expenses:
 Depreciation                          54,014      63,446     58,659
 Management and
  leasing expenses                     27,004      29,351     30,217
 Other operating expenses             109,478      45,175     44,553
                                     --------    --------   --------
                                      190,496     137,972    133,429
                                     --------    --------   --------

Net income                           $ 15,485    $ 92,344   $ 91,321
                                     ========    ========   ========

Occupied %                             100.00%     100.00%    100.00%
Partnership Ownership %                  3.30%       3.30%      3.30%

Cash distributed to the
Fund II-Fund II-OW
Joint Venture*                       $ 66,498    $ 96,065   $ 92,446

Cash distributed to the
Fund II-Fund II-OW
Joint Venture*                       $  9,655    $ 57,577   $ 56,941

* The Partnership holds a 5% ownership in the Fund II - Fund II-OW Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental income decreased in 1996 compared to 1995 due to a decrease in billing of expenses to the tenant. Rental income and expenses were relatively stable for 1995 and 1994. Although there was a change in useful lives of assets from 40 years to 25 years in the fourth quarter of 1995, depreciation expense decreased in 1996, compared to 1995, due to the contribution of land and land improvements by Brookwood Grill to the Holcomb Bridge Road Property. Other operating expenses increased in 1996 compared to 1995 due to decreased property tax reimbursements from tenant, and a reimbursement to the tenant in first quarter, 1996, of administrative charges paid in 1995. Net income decreased to $15,485 in 1996 compared to $92,344 in 1995 due primarily to the increased operating expenses in 1996, and due to the net loss generated by the Fund II, III, VI and VII Joint Venture.

Real estate taxes were $33,494 for 1996, $39,668 for 1995, and $38,091 for 1994.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                         For the Nine Months
                                       Ended December 31, 1996
                                     ---------------------------
Revenues:
 Rental Income                                  $255,062

Expenses:
 Depreciation                                    181,798
 Management and
  leasing expenses                                28,832
 Other operating expenses                        101,600
                                                --------
                                                 312,230
                                                --------

Net Loss                                        $(57,168)
                                                ========

Occupied %                                         62.90%

Partnership Ownership % in the
 Fund II, III, VI, VII Joint Venture*               0.80%

Cash Distribution to the
 Fund II-Fund III Joint Venture*                $ 19,494

Net Loss Allocated to the
 Fund II-Fund III Joint Venture*                $(19,378)

*    The Partnership holds a 3.30% ownership in the Fund II-Fund III Joint
     Venture.

Since the Holcomb Bridge Property was under construction and not occupied until first quarter, 1996, comparative income and expense figures for the years ended December 31, 1995 and 1994, are not available.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II-III-VI-VII Joint Venture. Development is being completed on two buildings containing a total of approximately 49,500 square feet. As of December 31, 1996, nine tenants occupied approximately 31,144 square feet of space in the retail and office building under leases of varying lengths.

As of December 31, 1996, the Fund II-Fund III Joint Venture contributed to $1,729,116 in land and improvements for an equity interest of approximately 25.2%, Wells Fund VI had contributed $1,699,846 for an equity interest of approximately 26.0%, and Wells Fund VII had contributed $3,217,154 for an equity interest of approximately 48.8%. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,100,000, excluding land. It is anticipated that of the remaining cost of approximately $183,000, $100,000 will be contributed by Wells Fund VI and $83,000 by Wells Fund VII, after which the equity interests in the property will be 48.3% for Wells Fund VII, 26.4% for Wells Fund VI, and 25.3% for the Fund II-Fund III Joint Venture. Wells Fund VI and Wells Fund VII have reserved sufficient funds for this purpose.

Real estate taxes were $37,191 for 1996.

Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------

                                  For the Year Ended December 31
                               -------------------------------------

                                  1996         1995         1994
                                  ----         ----         ----
Revenues:
 Rental Income                 $1,065,598   $1,227,116   $1,228,960
 Interest Income                      624        2,599        3,269
                               ----------   ----------   ----------
                                1,066,222    1,229,715    1,232,229

Expenses:
 Depreciation                     419,137      277,862      238,238
 Loss on Real Estate Assets        61,985            0            0
 Management and
  leasing expenses                118,542      135,517      133,650
 Other operating expenses         501,724      563,049      500,494
                               ----------   ----------   ----------
                                1,101,388      976,428      872,382
                               ----------   ----------   ----------

Net (Loss) Income              $  (35,166)  $  253,287   $  359,847
                               ==========   ==========   ==========

Occupied %                          77.00%       83.00%       96.00%
Partnership Ownership %              2.40%        2.40%        2.40%

Cash Distribution to the
Fund II-Fund II-OW
Joint Venture*                 $  194,473   $  250,278   $  202,642

Net (Loss) Income Allocated
to Fund II - Fund II-OW
Joint Venture*                 $  (15,793)  $  113,752   $  161,608

* The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental income decreased from 1995 to 1996 due primarily to decreased tenant occupancy. Operating expenses increased in 1996 over 1995 due to an increase in HVAC repairs, painting expense and maintenance. Operating expenses decreased in 1995 as compared to 1994 due chiefly to an increase in property taxes, utilities and other repairs/maintenance. The increase in depreciation expense in 1996 over 1995 and 1994 is a result of the change in the estimated useful lives of buildings and improvements as previously discussed under the "General Section of Results of Operations and Changes in Financial Conditions."

Net income decreased in 1996 to ($35,166) from $253,287 in 1995 due to increased depreciation and operating expenses, as discussed above. Further, a fire occurred in September 1996 resulting in estimated repair costs of $210,927. An insurance check in the amount of $143,944 has been received; repairs are expected to be completed by the end of the first quarter of 1997. A loss on real estate assets of $61,985 is reflected in the aforementioned loss of income. Net income decreased in 1995 to $253,287 from $359,847 in 1994 due to decreased tenant occupancy and an increase in operating expenses as discussed above.

The property was 77% leased as of December 31, 1996, as compared to 83% as of December 31, 1995, and 96% as of December 31, 1994. Rental income for 1996 decreased over the 1995 level due to the loss of tenants occupying 8,500 square feet.

Real estate taxes were $111,947 for 1996, $127,484 for 1995, and $105,042 for
1994.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Cherokee Property/Fund I, II, II-OW, VI and VII Joint Venture
-------------------------------------------------------------

                                For the Year Ended December 31
                               ---------------------------------

                                 1996       1995        1994
                                 ----       ----        ----
Revenues:
 Rental Income                  $890,951   $778,204   $ 552,823
 Interest Income                      73        180          50
                                --------   --------   ---------
                                 891,024    778,384     552,873

Expenses:
 Depreciation                    429,419    277,099     172,583
 Management and
  leasing expenses                48,882     36,303      22,410
 Other operating expenses        180,841    115,885     569,830
                                --------   --------   ---------
                                 659,142    429,287     764,823
                                --------   --------   ---------

Net Income (Loss)               $231,882   $349,097   $(211,950)
                                ========   ========   =========

Occupied %                         93.00%     94.00%      91.00%
Partnership Ownership %             2.90%      2.90%       3.70%

Cash distributed to
the Fund II-Fund II-OW
Joint Venture*                  $409,039   $269,900   $ 213,478

Net income (loss) allocated
to the Fund II-Fund II-OW
Joint Venture*                  $126,517   $216,845   $(148,827)

* The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.


Rental income increased in 1996 over 1995 due to the Kroger expansion which was completed in November 1994. Rental income for the year ended December 31, 1995 increased approximately $225,500 from the rental income for the year ended December 31, 1994. This increase is due to excess rents relating to the Kroger expansion which, although completed in November of 1994, was billed retroactively and paid in September 1995. The decrease in occupancy is due to the current vacancy of 2,380 square feet; however, a lease is being negotiated for 1,200 square feet with anticipated occupancy in February 1997. Operating expenses of the property increased to $180,841 in 1996 from $115,885 in 1995 and decreased from $569,830 in 1994. The increase from 1995 to 1996 is due primarily to repairs and maintenance (roof repairs, painting and tenant finish) and general and administrative expenses. The decrease in operating expenses in 1995 over 1994 is due to retirement of tenant improvements which resulted from the Kroger expansion. The increase in depreciation expense for 1996 as compared to 1995 and 1994 is a result of the change in the estimated useful lives of buildings and improvements which became effective in the fourth quarter of 1995, as previously discussed. Net income of the property decreased to $231,882 in 1996 from $349,097 in 1995 and increased from ($211,950) in 1994, due to the increase in operating expenses as discussed above.

A lease amendment has been executed with Kroger expanding its existing store at the Cherokee Commons Shopping Center from 45,528 square feet to 66,918 square feet. In November, 1994 construction was completed on the Kroger expansion and remodeling of the center. The total cost for both the Kroger expansion and remodeling of the Center was $2,807,367. The costs of this expansion were funded in the following amounts: Wells Fund I, $94,679 and the Fund II-Fund II-OW Joint Venture $805,092, as of December 31, 1994 and Wells Fund VI $953,798 and Wells Fund VII $953,798 as of December 31, 1995.

Real estate taxes were $63,696 for 1996, $63,694 for 1995 and $56,080 for 1994.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During its offering, which terminated on September 7, 1988, the Partnership raised a total of $1,922,000 through the sale of 7,688 units. No additional units will be sold by the Partnership. As of December 31, 1996, the Partnership contributed an aggregate of $1,537,600 in capital contributions to the Fund II - Fund II-OW Joint Venture, after incurring approximately $384,000 in offering costs.

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

The Partnership's net cash provided by operating activities increased to $1,183 in 1996 from ($13,812) in 1995 due primarily to the payment in 1995 of a $14,000 accrual. The Partnership's net cash used in operating activities increased to $13,812 in 1995 from net cash provided by activities of $7,497 in 1994 due primarily to the distribution to the partners of prior year tenant improvement reserves of approximately $7,000 and accrual of the payable to the affiliate of $14,000.

Net cash used in investing activities was $0.00 in 1996 and decreased to $0.00 in 1995 from net cash used of $19,220 in 1994 due to investment in the Fund II-Fund IIOW Joint Venture for the Cherokee Commons Property.

Partnership distributions paid to limited partners decreased from $103,444 in 1995 to $88,743 in 1996 due primarily to decreased distributions from the joint ventures which were the result of reduced rental revenue. Partnership distributions paid to limited partners increased from $82,891 in 1994 to $103,444 in 1995 due to increased distributions from the Fund II-Fund II-OW Joint Venture. Cash and cash equivalents increased for the year ended December 31, 1996 compared to 1995 due primarily to reimbursement of state taxes by Limited Partners. Cash and cash equivalents decreased for the year ended December 31, 1995 as compared to 1994 due primarily to additional investment of $14,824 in the Fund II-Fund IIOW Joint Venture from the Partnership's working capital revenue for the Kroger expansion at Cherokee Commons Shopping Center.

The Partnership's cash distribution to Class A Unit holders paid and payable through the fourth quarter of 1996 have been paid from Net Cash from Operations, which does not constitute a return of capital, and the Partnership anticipates that distributions will continue to be paid on a quarterly basis from Net Cash from Operations. No cash distributions were paid to Class B Unit holders for 1996.

The Partnership expects to meet liquidity requirements and budget demands through cash flow from operations subject to the potential need to fund tenant improvements which may be required for new tenants at the Atrium, as previously discussed. The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required for the normal operation of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership is not obligated to fund any additional costs for the Holcomb Bridge Road project. Additional funding for the Holcomb Bridge Road Project is anticipated to be provided by capital contributions from Wells Fund VI and Wells Fund VII, which have reserved sufficient capital for this purpose.

INFLATION
---------

Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of the tenant leases to protect the Partnership from the impact of inflation. These leases contain common area maintenance charges (CAM charges), real estate tax and insurance reimbursements on a per square foot basis, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------

The financial statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

The Partnership's change in accountants during 1995 was previously reported in the Partnership's Form 8-K dated September 11, 1995. There were no disagreements with the Partnership's accountants or other reportable events during 1996.

                                    PART III



ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP
---------------------------------------------

WELLS CAPITAL, INC.  Wells Capital, Inc. ("Capital") is a Georgia corporation
-------------------
formed in April 1984. The executive offices of Capital are located at 3885 Holcomb Bridge Road, Norcross, Georgia 30092. Leo F. Wells, III is the sole shareholder, sole Director and the President of Capital.

LEO F. WELLS, III.  Mr. Wells is a resident of Atlanta, Georgia, is 53 years of
-----------------
age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
---------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1996:

              ( A )                                 ( B )                           ( C )
 Name of Individual or Number in       Capacities in which served Form
              Group                            of Compensation                  Cash Compensation
----------------------------------------------------------------------------------------------------
Wells Management Company, Inc.         Property Manager-Management and               $9,255 (1)
                                       Leasing Fees

Wells Capital, Inc.                    General Partner                                 -0-

Leo F. Wells, III                      General Partner                                 -0-

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1996 but not actually paid until January, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1997.

                               (2)                     (3)
          (1)          Name and Address of     Amount and Nature of           (4)
     Title of Class      Beneficial Owner      Beneficial Ownership     Percent of Class
     --------------    -------------------     ---------------------    ----------------
     Class A Units      Leo F. Wells, III      1 Unit (IRA, 401 (k))      Less than 1%
                                                    and Profit

     Class B Units      Leo F. Wells, III        4 Units (401 (k))        Less than 1%

The General Partner did not receive any distribution from cash flows or sale proceeds in 1996.

No arrangements exist which would, upon operation, result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

INTEREST IN PARTNERSHIP CASH FLOW AND NET SALE PROCEEDS
-------------------------------------------------------

The General Partners will receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distributions for such year payable only after the Limited Partners receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after Limited Partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for a distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 1996.

PROPERTY MANAGEMENT AND LEASING FEES
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6%(3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees are not paid directly by the Partnership but by the joint venture entities which own the properties. The Partnership's share of these fees which were paid to Wells Management Company, Inc. totalled $9,255 for the year ended December 31, 1996.

REAL ESTATE COMMISSIONS
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1996.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------


(a)1.  Financial Statements
       Information with respect to this item is contained on Pages F-2 to F-38 of this Annual Report on Form 10-K. See Index to Financial Statements on Page F-1.

(a)2.  Financial Statement Schedule III
       Information with respect to this item begins on Page S-1 of this Annual Report on Form 10-K

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1996.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)    See (a)2 above.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of March, 1997.

                                   WELLS REAL ESTATE FUND II-OW
                                   (Registrant)



                                   By:   /s/Leo F. Wells, III
                                         ------------------------------
                                         LEO F. WELLS, III
                                         Individual General Partner and as
                                         President of Wells Capital, Inc., the
                                         Corporate General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


Signature               Title
---------               -----



/s/Leo F. Wells, III    Individual General Partner,         March 17, 1997
--------------------    President and Sole Director of
Leo F. Wells, III       Wells Capital, Inc., the
                        Corporate General Partner




SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                                 EXHIBIT INDEX
                                 -------------

                        (Wells Real Estate Fund II-OW)


     The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

EXHIBIT                                                           SEQUENTIAL
NUMBER         DESCRIPTION OF DOCUMENT                            PAGE NUMBER
-------        -----------------------                            -----------
*4             Restated and Amended Certificate and               N/A
               Agreement of Limited Partnership of
               Wells Real Estate Fund II-OW (Registration
               Statement of Wells Real Estate Fund II-OW,
               Exhibit B to the Prospectus, File No.
               33-17977)

*10(a)         Management Agreement between Registrant            N/A
               and Wells Management Company, Inc. (Exhibit
               to Form 10-K of Wells Real Estate Fund
               II-OW for the fiscal year ended December 31,
               1990, File No. 0-17876)

*10(b)         Leasing and Tenant Coordination Agreement          N/A
               between Registrant and Wells Management
               Company, Inc. (Exhibit to Form 10-K of
               Wells Real Estate Fund II-OW for the fiscal
               year ended December 31, 1990, File No. 0-17876)

*10(c)         Purchase Agreement for the acquisition             N/A
               of Heritage Place at Tucker dated
               April 25, 1986 (Exhibit 10(f) to Form 10-K
               of Wells Real Estate Fund I for the
               fiscal year ended December 31, 1990,
               File No. 0-14463)

*10(d)         Joint Venture Agreement of Fund I and              N/A
               Fund II Tucker dated January 9, 1987
               (Exhibit 10(g) to Form 10-K of Wells Real
               Estate Fund I for the fiscal year ended
               December 31, 1990, File No. 0-14463)

EXHIBIT                                                           SEQUENTIAL
NUMBER         DESCRIPTION OF DOCUMENT                            PAGE NUMBER
-------        -----------------------                            -----------
*10(e)         Purchase Agreement for the acquisition             N/A
               of the Cherokee Commons Shopping Center
               dated December 31, 1986 (Exhibit 10(h) to
               Form 10-K of Wells Real Estate Fund I
               for the fiscal year ended December 31,
               1990, File No. 0-14463)

*10(f)         Joint Venture Agreement of Fund I and              N/A
               Fund II Cherokee dated June 27, 1987
               (Exhibit 10(i) to Form 10-K of Wells Real
               Estate Fund I for the fiscal year ended
               December 31, 1990, File No. 0-14463)

*10(g)         Fund II - Fund II-OW Joint Venture                 N/A
               Agreement dated March 1, 1988 (Exhibit
               10(g) to Form 10-K of Wells Real Estate
               Fund II for the fiscal year ended
               December 31, 1990, File No. 0-16518)

*10(h)         Lease with IBM dated March 17, 1987                N/A
               (Exhibit 10(h) to Form 10-K of Wells Real
               Estate Fund II for the fiscal year
               ended December 31, 1990, File No. 0-16518)

*10(i)         Purchase Agreement for the Acquisition             N/A
               of the Atrium at Nassau Bay dated
               March 1, 1989 (Exhibit 10(i) to Form 10-K
               of Wells Real Estate Fund II for the
               fiscal year ended December 31, 1990,
               File No. 0-16518)

*10(j)         Joint Venture Agreement of Fund II and             N/A
               Fund III Associates dated March 1, 1989
               (Exhibit to Post-Effective Amendment
               No. 2 to Registration Statement of
               Wells Real Estate Fund III, L.P.,
               File No. 33-24063)

EXHIBIT                                                           SEQUENTIAL
NUMBER         DESCRIPTION OF DOCUMENT                            PAGE NUMBER
-------        -----------------------                            -----------
*10(k)         First Amendment to Joint Venture Agreement         N/A
               of Fund II and Fund III Associates dated
               April 1, 1989 (Exhibit 10(k) to Form 10-K of
               Wells Real Estate Fund II for the fiscal
               year ended December 31, 1990, File No.
               0-16518)

*10(l)         Leases with Lockheed Engineering and               N/A
               Sciences Company, Inc. (Exhibit 10(l) to
               Form 10-K of Wells Real Estate Fund II
               for the fiscal year ended December 31,
               1990, File No. 0-16518)

*10(m)         Cost Sharing Agreement between Registrant,         N/A
               Wells Fund II and the Fund II - Fund
               II-OW Joint Venture dated January 1,
               1990 (Exhibit 10(m) to Form 10-K of Wells Real
               Estate Fund II for the fiscal year ended
               December 31, 1990, File No. 0-16518)

*10(n)         Amended and Restated Joint Venture Agreement       N/A
               of Fund I and Fund II Tucker-Cherokee dated
               January 1, 1991 (Exhibit 10(j) to Form 10-K
               of Wells Real Estate Fund I for the fiscal
               year ended December 31, 1991, File No. 0-14463)

*10(o)         Amended and Restated Joint Venture Agreement       N/A
               of Fund II and Fund III Associates (Exhibit
               10(o) to Form 10-K of Wells Real Estate Fund
               II for the fiscal year ended December 31, 1991,
               File No. 0-16518)

*10(p)         Land and Building Lease Agreement between Fund     N/A
               II and Fund II-OW and Brookwood Grill of
               Roswell, Inc. (Exhibit 10(p) to Form 10-K of
               Wells Real Estate Fund II for the fiscal year
               ended December 31, 1991, File No. 0-16518)

EXHIBIT                                                           SEQUENTIAL
NUMBER         DESCRIPTION OF DOCUMENT                            PAGE NUMBER
-------        -----------------------                            -----------
*10(q)         Assignment and Assumption of Lease dated           N/A
               September 20, 1991 between Fund II and
               Fund II-OW and Fund II and Fund III
               Associates (Exhibit 10(q) to Form 10-K of
               Wells Real Estate Fund II for the fiscal
               year ended December 31, 1991, File No.
               0-16518)

*10(r)         Lease Modification Agreement No. 3 with            N/A
               The Kroger Co. dated December 21, 1993
               (Exhibit 10(k) to Form 10-K of Wells Real
               Estate Fund I for the fiscal year ended
               December 31, 1993, File No. 0-14463)

*10(s)         Lease Agreement with First Union National          N/A
               Bank of N.C. dated March 31, 1994, and
               First Amendment to Lease Agreement dated
               April 14, 1994 (Exhibit 10(s) to Form 10-K
               of Wells Real Estate Fund II for the fiscal
               year ended December 31, 1994, File No.
               0-16518)

*10(t)         Joint Venture Agreement of Fund II, III,           N/A
               VI and VII Associates dated January 10,
               1995 (Exhibit to Form 10-K of Wells Real
               Estate Fund VI, L.P. for the fiscal year
               ended December 31, 1995, File No. 0-23656)

*10(u)         Joint Venture Agreement of Fund I, II,             N/A
               II-OW, VI and VII Associates dated
               August 1, 1995 (Exhibit to Form 10-K of
               Wells Real Estate Fund VI, L.P. for the
               fiscal year ended December 31, 1995,
               File No. 0-23656)

EXHIBIT                                                           SEQUENTIAL
NUMBER         DESCRIPTION OF DOCUMENT                            PAGE NUMBER
-------        -----------------------                            -----------
*10(v)         First Amendment to Amended and Restated            N/A
               Joint Venture Agreement of Fund I and
               Fund II Tucker (formerly Fund I and Fund II
               Tucker-Cherokee) dated August 1, 1995
               (Exhibit 10(m) to Form 10-K of Wells Real
               Estate Fund I for the fiscal year ended
               December 31, 1995, File No. 0-14463)

*10(w)         Custodial Agency Agreement between Wells           N/A
               Real Estate Fund II-OW and NationsBank of
               Georgia, N.A. dated January 10, 1995
               (Exhibit to Form 10-K of Wells Real Estate
               Fund II-OW for the fiscal year ended
               December 31, 1995, File No. 0-17876)

*10(x)         Amended and Restated Custodial Agency              N/A
               Agreement between Wells Real Estate Fund
               II-OW and NationsBank of Georgia, N.A.
               dated August 1, 1995 (Exhibit to Form
               10-K of Wells Real Estate Fund II-OW
               for the fiscal year ended December 31,
               1995, File No. 0-17876)

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------

Financial Statements                                               Page
--------------------                                               ----

Independent Auditors' Report                                     F-2-F-3

Balance Sheets as of December 31, 1996 and 1995                  F-4

Statements of Income for the Years ended
  December 31, 1996, 1995, and 1994                              F-5

Statements of Partners' Capital for the Years ended
  December 31, 1996, 1995, and 1994                              F-6

Statements of Cash Flows for the Years ended
  December 31, 1996, 1995, and 1994                              F-7

Notes to Financial Statements for December 31, 1996,
  1995, and 1994                                                 F-8-F-38

                             Arthur Andersen L.L.P


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
Wells Real Estate Fund II-OW:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND II-OW (a Georgia public limited partnership) as of December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wells Real Estate Fund II-OW for the year ended December 31, 1994 were audited by other auditors whose report dated January 13, 1995 expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II-OW as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                  /s/ Arthur Andersen L.L.P


Atlanta, Georgia
January 10, 1997

                 [LETTERHEAD OF KPMG PEAT MARWICK LLP APPEARS HERE]



                         INDEPENDENT AUDITORS' REPORT



The Partners
Wells Real Estate Fund II-OW:


We have audited the balance sheet (which is not presented separately herein) of Wells Real Estate Fund II-OW (a limited partnership) as of December 31, 1994, and the related statements of income, partners' capital, and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the information for the year ended December 31, 1994 included in the December 31, 1996 financial statement Schedule III - Real Estate and Accumulated Depreciation. These financial statements and information included in the financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and information included in the financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II-OW as of December 31, 1994, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related information for 1994 included in the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                  KPMG PEAT MARWICK LLP


January 13, 1995
Atlanta, Georgia

                         WELLS REAL ESTATE FUND II-OW

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                BALANCE SHEETS

                          DECEMBER 31, 1996 AND 1995



                                ASSETS

                                                            1996              1995
                                                         ----------       ----------
INVESTMENT IN JOINT VENTURE                              $1,370,408       $1,434,495

CASH AND CASH EQUIVALENTS                                     2,074              891

DUE FROM AFFILIATE                                            7,141           26,854
                                                         ----------       ----------
          Total assets                                   $1,379,623       $1,462,240
                                                         ==========       ==========

                     LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Accounts payable                                       $      238       $      385
  Partnership distributions payable                           8,576           26,959
                                                         ----------       ----------
          Total liabilities                                   8,814           27,344
                                                         ----------       ----------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

PARTNERS' CAPITAL
  Limited partners:
     Class A                                              1,370,809        1,372,620
     Class B                                                      0           62,276
                                                         ----------       ----------
          Total partners' capital                         1,370,809        1,434,896
                                                         ----------       ----------
          Total liabilities and partners' capital        $1,379,623       $1,462,240
                                                         ==========       ==========

     The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND II-OW

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                            1996         1995          1994
                                          --------     --------      --------
REVENUES:
  Equity in income of joint venture       $  6,273     $ 56,700      $ 27,746
  Interest income                                0            2           374
                                          --------     --------      --------
                                             6,273       56,702        28,120

EXPENSES:
  Partnership administration                     0          250             0
                                          --------     --------      --------
NET INCOME                                $  6,273     $ 56,452      $ 28,120
                                          ========     ========      ========

NET INCOME ALLOCATED TO CLASS A LIMITED
 PARTNERS                                 $ 68,549     $107,511      $ 71,081
                                          ========     ========      ========

NET LOSS ALLOCATED TO CLASS B LIMITED
 PARTNERS                                 $(62,276)    $(51,059)     $(42,961)
                                          ========     ========      ========

NET INCOME PER CLASS A LIMITED PARTNER
 UNIT                                     $  11.31     $  17.74      $  11.73
                                          ========     ========      ========

NET LOSS PER CLASS B LIMITED PARTNER
 UNIT                                     $ (38.30)    $ (31.40)     $ (26.42)
                                          ========     ========      ========

CASH DISTRIBUTION PER CLASS A LIMITED
 PARTNER UNIT                             $  11.61     $  17.37      $  14.02
                                          ========     ========      ========


       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                       LIMITED PARTNERS                           TOTAL
                                      ---------------------------------------------------
                                             CLASS A                     CLASS B                 PARTNERS'
                                      -----------------------    ------------------------
                                       UNITS         AMOUNT        UNITS        AMOUNT            CAPITAL
                                      -------      -----------   ---------     ----------       -----------
BALANCE, DECEMBER 31, 1993             6,062       $1,384,265       1,626       $156,296        $1,540,561

  Net income (loss)                        0           71,081           0        (42,961)           28,120
  Partnership distributions                0          (84,967)          0              0           (84,967)
                                      -------      -----------   ---------     ----------       -----------
BALANCE, DECEMBER 31, 1994             6,062        1,370,379       1,626        113,335         1,483,714

  Net income (loss)                        0          107,511           0        (51,059)           56,452
  Partnership distributions                0         (105,270)          0              0          (105,270)
                                      -------      -----------   ---------     ----------       -----------
BALANCE, DECEMBER 31, 1995             6,062        1,372,620       1,626         62,276         1,434,896

  Net income (loss)                        0           68,549           0        (62,276)            6,273
  Partnership distributions                0          (70,360)          0              0           (70,360)
                                      -------      -----------   ---------     ----------       -----------
BALANCE, DECEMBER 31, 1996             6,062       $1,370,809       1,626       $      0        $1,370,809
                                      =======      ===========   =========     ==========       ===========

       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                                         1996           1995           1994
                                                                       ----------    -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                            $  6,273      $  56,452      $ 28,120
  Adjustments to reconcile net income to net cash provided             ----------    -----------    ----------
   by (used in) operating activities:
     Equity in income of joint venture                                    (6,273)       (56,700)      (27,746)
     Distributions received from joint venture                            90,073        103,623        74,360
     Distributions to partners from accumulated earnings                 (88,743)      (103,444)      (82,891)
     Changes in assets and liabilities:
       Due from limited partners                                               0          1,217           830
       Accounts payable                                                     (147)          (136)            0
       Due from affiliate                                                      0        (14,824)       14,824
                                                                       ----------    -----------    ----------
          Total adjustments                                               (5,090)       (70,264)      (20,623)
                                                                       ----------    -----------    ----------
          Net cash provided by (used in) operating activities              1,183        (13,812)        7,497
                                                                       ----------    -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in joint venture                                                  0              0       (19,220)
                                                                       ----------    -----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       1,183        (13,812)      (11,723)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 891         14,703        26,426
                                                                       ----------    -----------    ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                  $  2,074      $     891      $ 14,703
                                                                       ==========    ===========    ==========

       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1996, 1995, AND 1994



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BUSINESS

     Wells Real Estate Fund II-OW (the "Partnership") is a public limited partnership organized on October 13, 1987 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the "Company"). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including both properties which are either to be developed, currently under development or construction, newly constructed, or have operating histories. The Partnership owns an interest in several properties through a joint venture between the Partnership and Wells Real Estate Fund II ("Wells Fund II"), referred to as Fund II and II-OW.

     Through its investment in Fund II and II-OW joint venture, the Partnership owns interests in the following properties: (i) a two-story office building located in Charlotte, North Carolina (the "Charlotte Property"), (ii) a retail shopping and commercial office complex located in Tucker, Georgia, Heritage Place at Tucker ("Tucker"), (iii) a shopping center located in Cherokee County, Georgia, the Cherokee Commons Shopping Center ("Cherokee Commons"), (iv) a four-story office building located in metropolitan Houston, Texas, the Atrium at Nassau Bay ("The Atrium"), (v) a restaurant located in Fulton County, Georgia, and (vi) a retail shopping center in Fulton County, Georgia. Fund II and II-OW joint venture owns 100% of the Charlotte Property. All remaining properties are owned by Fund II and II-OW joint venture through investments in joint ventures with other Wells funds.

     USE OF ESTIMATES AND FACTORS AFFECTING THE PARTNERSHIP

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The carrying values of real estate assets are based on management's current intent to hold the real estate assets as long-term investments. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent upon the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps it is taking will enable the Partnership to realize its investment in its assets.

     The lease with one significant tenant at The Atrium contributed approximately 14% and 43% of rental income to the Partnership for the years ended December 31, 1996 and 1995, respectively. This tenant's lease expired in June 1996. As of December 31, 1996, the Partnership has been unable to re-lease The Atrium. If the Partnership is able to obtain leases with new tenants for The Atrium, such leases are likely to require substantial tenant finish and refurbishment expenditures by the Partnership and may be re-leased at rates substantially lower than those previously obtained, which could have the effect of substantially reducing future cash distributions to the partners.

     INCOME TAXES

     The Partnership is not subject to federal or state income taxes, and therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

     DISTRIBUTION OF NET CASH FROM OPERATIONS

     Cash available for distribution is distributed on a cumulative noncompounded basis to limited partners on a quarterly basis. In accordance with the partnership agreement, distributions first are paid to limited partners holding Class A units until they have received an 8% return on their adjusted capital contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B units until they have received an 8% return on their adjusted capital contributions, as defined. Excess cash available for distribution will be distributed to the general partners until each has received 10% of total distributions to limited partners for the year. Thereafter, cash available for distribution is distributed 90% to the limited partners and 10% to the general partners.

     DISTRIBUTION OF SALES PROCEEDS

     Upon sales of properties, the net sales proceeds are distributed in the following order:

          . To limited partners until each limited partner has received 100% of his adjusted capital contribution, as defined

          . To limited partners holding Class B units until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

          . To all limited partners until they receive a cumulative 12% per annum return on their adjusted capital contribution, as defined

          . To all limited partners until they receive an amount equal to their respective cumulative distributions

          . To all general partners until they have received 100% of their capital contribution

          . Thereafter, 85% to the limited partners and 15% to the general partners

     ALLOCATION OF NET INCOME, NET LOSS, AND GAIN ON SALE

     Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, and cost recovery. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent that the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

     Net loss, depreciation, amortization, and cost recovery deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then, to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and (c) thereafter, to the general partners.

     Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation, amortization, and cost recovery previously allocated to them with respect to the specific partnership property sold but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

     INVESTMENT IN JOINT VENTURE

     BASIS OF PRESENTATION. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, the investment in joint venture is recorded using the equity method of accounting. The joint ventures in which Fund II and II-OW hold an ownership interest follow the same significant accounting policies as the Partnership.

     REAL ESTATE ASSETS. Real estate assets held by Fund II and II-OW are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment losses on long-lived assets have occurred and how impairment losses should be measured. Fund II and II-OW, and the entities in which it holds joint venture interests, adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of Fund II and II-OW or its affiliated joint ventures.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by Fund II and II-OW or its affiliated joint ventures as of December 31, 1996.

     Depreciation is calculated using the straight-line method over the useful lives of the real estate assets. Effective October 1, 1995, the joint venture revised its estimate of the useful lives of buildings and improvements from 40 years to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect on the Partnership through its ownership interest in the joint venture, of increasing depreciation expense approximately $6,328 in the fourth quarter of 1995 and $27,841 in the year ended December 31, 1996.

     REVENUE RECOGNITION. All leases on real estate assets held by the joint venture are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

     PARTNERS' DISTRIBUTIONS AND ALLOCATIONS OF PROFIT AND LOSS. Cash available for distribution and allocations of profit and loss to the Partnership by Fund II and II-OW are made in accordance with the terms of the individual joint venture agreement. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint venture to the Partnership on a quarterly basis.

     DEFERRED LEASE ACQUISITION COSTS. Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

     CASH AND CASH EQUIVALENTS

     For the purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost which approximates fair value and consist of investments in money market accounts.

     PER UNIT DATA

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1996, 1995, and 1994 is computed based on the number of units outstanding during the period.

     RECLASSIFICATIONS

     Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 financial statement presentation.


2.   RELATED-PARTY TRANSACTIONS

     Due from affiliate at December 31, 1996 and 1995 represents the Partnership's share of cash to be distributed from Fund II and II-OW for the fourth quarters of 1996 and 1995.

     The Partnership entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of industrial and commercial properties, which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $9,255, $11,036, and $10,968 payable for the years ended December 31, 1996, 1995, and 1994, respectively, which were paid to Wells Management.

     The Company performs certain administrative services for the Partnership such as accounting and other Partnership administration and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate funds based upon time spent on each fund by individual administrative personnel. In the opinion of management, such allocation is a reasonable estimation of such expenses.

     The general partners are also general partners of other Wells Real Estate funds. As such, there may exist conflicts of interest where the general partners, while serving in the capacity as general partners of other Wells Real Estate funds, may be in competition with the Partnership for tenants in similar geographic markets.

3.   INVESTMENT IN JOINT VENTURE

     On March 1, 1988, the Partnership entered into a joint venture agreement with Wells Fund II. The joint venture, Fund II and II-OW, was formed for the purpose of investing in commercial real properties. Fund II and II-OW owns the Charlotte Property directly and has investments in several other joint ventures. The Partnership's ownership percentage interest in Fund II and II-OW was approximately 5% at December 31, 1996 and 1995.

   The following is a roll forward of the Partnership's investment in joint venture for the years ended December 31, 1996 and 1995:

                                                         1996         1995
                                                     ------------ ------------
   Investment in joint venture, beginning of period   $1,434,495   $1,483,315
   Equity in income of joint venture                       6,273       56,700
   Distributions from joint venture                      (70,360)    (105,520)
                                                     ------------ ------------
   Investment in joint venture, end of period         $1,370,408   $1,434,495
                                                     ============ ============

   Following are the financial statements for Fund II and II-OW:


                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995


                                     Assets

                                                     1996          1995
                                                ------------- ------------
Real estate assets, at cost:
 Land                                             $ 1,367,856  $ 1,367,856
 Building and improvements, less
  accumulated depreciation of
  $1,888,451 in 1996 and $1,520,784 in 1995         5,882,667    6,250,334
                                                ------------- ------------
       Total real estate assets                     7,250,523    7,618,190
Investment in joint ventures                       18,369,508   19,207,510
Cash and cash equivalents                              35,394       72,419
Due from affiliates                                    79,835      415,195
Accounts receivable                                   114,560       95,202
Prepaid expenses and other assets                      79,538       97,894
                                                ------------- ------------
       Total assets                               $25,929,358  $27,506,410
                                                ============= ============


                                                    1996          1995
                                                ------------- ------------
                       Liabilities and Partners' Capital
Liabilities:
 Partnership distributions payable               $   134,485  $   505,711
 Due to affiliates                                     5,708        4,616
                                                ------------- ------------
       Total liabilities                             140,193      510,327
                                                ------------- ------------
Partners' capital:
 Wells Real Estate Fund II                        24,418,757   25,561,588
 Wells Real Estate Fund II-OW                      1,370,408    1,434,495
                                                ------------- ------------
       Total partners' capital                    25,789,165   26,996,083
                                                ------------- ------------
       Total liabilities and partners' capital   $25,929,358  $27,506,410
                                                ============ ============

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                            1996       1995        1994
                                         --------- ----------- ------------
Revenues:
 Rental income                            $460,920  $  458,867  $  305,911
 Equity in income of joint ventures        230,919   1,042,652     713,066
 Interest income                               409         540      17,762
                                         --------- ----------- ------------
                                           692,248   1,502,059   1,036,739
                                         --------- ----------- ------------
Expenses:
 Depreciation                              367,667     235,794     194,278
 Partnership administration                 79,845      79,906      70,708
 Legal and accounting                       64,863      46,220      54,536
 Management and leasing fees                27,532      27,532      18,355
 Lease acquisition costs                    18,355      18,355      12,237
 Operating costs                            10,349      18,930     150,944
 Computer costs                              5,500       7,526       8,706
                                         --------- ----------- ------------
                                           574,111     434,263     509,764
                                         --------- ----------- ------------
Net income                                $118,137  $1,067,796  $  526,975
                                         ========= =========== ============

Net income allocated to Wells Real
 Estate Fund II                           $111,864  $1,011,096  $  499,229
                                         ========= =========== ============

Net income allocated to Wells Real
 Estate Fund II-OW                        $  6,273  $   56,700  $   27,746
                                         ========= =========== ============

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                               WELLS REAL   WELLS REAL      TOTAL
                                 ESTATE       ESTATE      PARTNERS'
                                FUND II     FUND II-OW     CAPITAL
                              -----------   ----------   -----------
Balance, December 31, 1993    $27,286,194   $1,520,941   $28,807,135
 Net income                       499,229       27,746       526,975
 Partnership contributions        163,367       19,220       182,587
 Partnership distributions     (1,516,645)     (84,592)   (1,601,237)
                              -----------   ----------   -----------
Balance, December 31, 1994     26,432,145    1,483,315    27,915,460
 Net income                     1,011,096       56,700     1,067,796
 Partnership distributions     (1,881,653)    (105,520)   (1,987,173)
                              -----------   ----------   -----------
Balance, December 31, 1995     25,561,588    1,434,495    26,996,083
 Net income                       111,864        6,273       118,137
 Partnership distributions     (1,254,695)     (70,360)   (1,325,055)
                              -----------   ----------   -----------
Balance, December 31, 1996    $24,418,757   $1,370,408   $25,789,165
                              ===========   ==========   ===========

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                                               1996          1995          1994
                                                          ------------- ------------- --------------
Cash flows from operating activities:
 Net income                                                $   118,137   $ 1,067,796   $   526,975
                                                          ------------- ------------- --------------
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
     Depreciation                                              367,667       235,794       194,278
     Equity in income of joint ventures                       (230,919)   (1,042,652)     (526,975)
     Distributions received from joint
      ventures                                               1,404,281     1,841,098       612,773

     Changes in assets and liabilities:
       Accounts receivable                                     (19,358)       18,354      (169,532)
       Prepaid expenses and other assets                        18,356       (63,598)     (112,006)
       Accounts payable and accrued
        expenses                                                     0       (72,602)       43,865
       Due to affiliates                                         1,092      (106,732)       85,848
                                                          ------------- ------------- --------------
           Total adjustments                                 1,541,119       809,662       128,251
                                                          ------------- ------------- --------------
           Net cash provided by
            operating activities                             1,659,256     1,877,458       655,226
                                                          ------------- ------------- --------------
Cash flows from investing activities:
 Disposal of (investment in) real estate                             0         9,581        (9,581)
                                                          ------------- ------------- --------------
Cash flows from financing activities:
 Capital contributions received                                      0             0       182,587
 Distributions to joint venture partners                    (1,696,281)   (1,953,215)   (1,408,366)
                                                          ------------- ------------- --------------
           Net cash used in financing
            activities                                      (1,696,281)   (1,953,215)   (1,225,779)
                                                          ------------- ------------- --------------
Net decrease in cash and cash equivalents                      (37,025)      (66,176)     (580,134)
Cash and cash equivalents, beginning of year                    72,419       138,595       718,729
                                                          ------------- ------------- --------------
Cash and cash equivalents, end of year                     $    35,394   $    72,419   $   138,595
                                                          ============= ============= ==============

     Fund II and II-OW's investment and percentage ownership in other joint ventures at December 31, 1996 and 1995 are summarized as follows:

                                                      1996                   1995
                                            ------------------------  -----------------------
                                               AMOUNT      PERCENT       Amount     Percent
                                            -----------  -----------  -----------  ----------
     Fund I and II Tucker                   $ 4,381,559       45%     $ 4,591,825       45%
     Fund I, II, II-OW, VI, and VII
      Associates--Cherokee                    4,746,274       54        5,028,796       54

     Fund II and III Associates--The Atrium   6,985,561       66        7,273,932       66

     Fund II and III Associates--Brookwood
     Grill                                    2,256,114       62        2,312,957       62
                                            -----------               -----------
                                            $18,369,508               $19,207,510
                                            ===========               ===========

     The following are descriptions of the joint ventures in which Fund II and II-OW has investments.

     FUND I AND II TUCKER

     Tucker and Cherokee Commons were previously held in joint ventures between Wells Real Estate Fund I ("Fund I") and Fund II and II-OW. The joint ventures were formed for the purpose of owning, developing, and operating Cherokee Commons and Tucker. In 1991, the Tucker and Cherokee joint ventures were merged into a new joint venture, the Tucker-Cherokee Joint Venture. Under the terms of the joint venture agreement, the ownership interests of Fund I and Fund II and II-OW in each individual property remained unchanged.

     On August 1, 1995, the Fund I and II Tucker-Cherokee joint venture assigned its ownership in Cherokee Commons to the Fund I, II, II-OW, VI, and VII Associates--Cherokee joint venture. Upon the assignment of Cherokee Commons, the joint venture was renamed Fund I and II Tucker. Tucker is a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet in Tucker, DeKalb County, Georgia.

     In 1996, one of the tenants in Tucker experienced a fire. Fund I and II Tucker received an insurance settlement of $143,944 for damages to the building. The loss on real estate assets of $61,985 is included in the accompanying statements of (loss) income.

     FOLLOWING ARE THE FINANCIAL STATEMENTS FOR FUND I AND II TUCKER:

                             FUND I AND II TUCKER
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1996 AND 1995

                                    Assets
                                                                   1996         1995
                                                                -----------  -----------
Real estate assets, at cost:
 Land                                                           $ 3,260,887  $ 3,260,887
 Building and improvements, less accumulated depreciation of
  $2,066,844 in 1996 and $1,702,219 in 1995                       6,496,361    7,057,936
                                                                -----------  -----------
       Total real estate assets                                   9,757,248   10,318,823
Cash and cash equivalents                                           223,277      140,022
Accounts receivable                                                  74,471       99,222
Prepaid expenses and other assets                                    49,980       55,032
                                                                -----------  -----------
       Total assets                                             $10,104,976  $10,613,099
                                                                ===========  ===========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                          $    42,187  $    56,159
 Partnership distributions payable                                  110,880      131,683
 Due to affiliates                                                  422,793      376,150
                                                                -----------  -----------
       Total liabilities                                            575,860      563,992
                                                                -----------  -----------
Partners' capital:
 Wells Real Estate Fund I                                         5,147,557    5,457,282
 Fund II and II-OW                                                4,381,559    4,591,825
                                                                -----------  -----------
       Total partners' capital                                    9,529,116   10,049,107
                                                                -----------  -----------
       Total liabilities and partners' capital                  $10,104,976  $10,613,099
                                                                ===========  ===========

                             FUND I AND II TUCKER
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF (LOSS) INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996         1995        1994
                                         -----------  -----------  -----------
Revenues:
 Rental income                            $1,065,598   $1,227,116  $1,228,960
 Interest income                                 624        2,599       3,269
                                         -----------  -----------  -----------
                                           1,066,222    1,229,715   1,232,229
                                         -----------  -----------  -----------
Expenses:
 Operating costs, net of reimbursements      463,229      517,011     459,056
 Depreciation                                419,137      277,862     238,238
 Management and leasing fees                  65,100       73,410      73,161
 Loss on real estate assets                   61,985            0           0
 Lease acquisition costs                      53,442       62,107      60,489
 Property administration                      30,724       32,740      29,322
 Legal and accounting                          4,386        9,477       8,930
 Computer costs                                3,385        3,821       3,186
                                         -----------  -----------  -----------
                                           1,101,388      976,428     872,382
                                         -----------  -----------  -----------
Net (loss) income                         $  (35,166)  $  253,287  $  359,847
                                         ===========  ===========  ===========
Net (loss) income allocated to Wells
 Real Estate Fund I                       $  (19,373)  $  139,535  $  198,239
                                         ===========  ===========  ===========

Net (loss) income allocated to Fund II
 and II-OW                                $  (15,793)  $  113,752  $  161,608
                                         ===========  ===========  ===========

                             FUND I AND II TUCKER
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                              WELLS REAL     FUND II       TOTAL
                                ESTATE         AND       PARTNERS'
                                FUND I        II-OW       CAPITAL
                              ----------   ----------   -----------
Balance, December 31, 1993    $5,795,757   $4,769,385   $10,565,142
 Net income                      198,239      161,608       359,847
 Partnership distributions      (309,179)    (202,642)     (511,821)
                              ----------   ----------   -----------
Balance, December 31, 1994     5,684,817    4,728,351    10,413,168
 Net income                      139,535      113,752       253,287
 Partnership distributions      (367,070)    (250,278)     (617,348)
                              ----------   ----------   -----------
Balance, December 31, 1995     5,457,282    4,591,825    10,049,107
 Net loss                        (19,373)     (15,793)      (35,166)
 Partnership distributions      (290,352)    (194,473)     (484,825)
                              ----------   ----------   -----------
Balance, December 31, 1996    $5,147,557   $4,381,559   $ 9,529,116
                              ==========   ==========   ===========

                             FUNDS I AND II TUCKER
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996        1995        1994
                                          ---------   ---------   ---------
Cash flows from operating activities:
 Net (loss) income                        $ (35,166)  $ 253,287   $ 359,847
                                          ---------   ---------   ---------
 Adjustments to reconcile net (loss)
  income to net cash provided by
  operating activities:
     Depreciation                           419,137     277,862     238,238
     Loss on real estate assets              61,985           0           0
     Changes in assets and liabilities:
       Accounts receivable                   24,751      36,144      12,982
       Prepaid expenses and other assets      5,052       8,250      10,588
       Accounts payable and accrued         (13,972)       (157)    (17,186)
        expenses
       Due to affiliates                     46,643      52,876      53,567
                                          ---------   ---------   ---------
         Total adjustments                  543,596     374,975     298,189
                                          ---------   ---------   ---------
         Net cash provided by operating
          activities                        508,430     628,262     658,036
                                          ---------   ---------   ---------
Cash flows from investing activities:
 Investment in real estate, net of fire     (63,491)     (9,699)   (158,003)
  damage
 Insurance proceeds                         143,944           0           0
                                          ---------   ---------   ---------
       Net cash provided by (used in)
        investing activities                 80,453      (9,699)   (158,003)
                                          ---------   ---------   ---------
Cash flows from financing activities:
 Distributions to joint venture partners   (505,628)   (638,581)   (455,798)
                                          ---------   ---------   ---------
Net increase (decrease) in cash and          83,255     (20,018)     44,235
 cash equivalents
Cash and cash equivalents, beginning of
 year                                       140,022     160,040     115,805
                                          ---------   ---------   ---------
Cash and cash equivalents, end of year    $ 223,277   $ 140,022   $ 160,040
                                          =========   =========   =========

     FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE


     In August 1995, Cherokee Commons was transferred to a new joint venture between Fund I, Fund II and II-OW, Wells Real Estate Fund VI, L.P. ("Fund VI"), and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund I, II, II-OW, VI, and VII Associates--Cherokee, was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet located in Cherokee County, Georgia. Percentage ownership interests in Fund I, II, II-OW, VI, and VII Associates--Cherokee were determined at the time of formation based on contributions. Under terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million to the new joint venture in return for a 10.7% ownership interest. Fund I's ownership interest in the Cherokee joint venture changed from 30.6% to 24% and Fund II and II-OW joint venture's ownership interest changed from 69.4% to 54.6%. The $2 million in cash contributed to Cherokee was used to fund an expansion of the property for an existing tenant.

     Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                               Assets

                                             1996        1995
                                          ----------  ----------
Real estate assets, at cost:
 Land                                     $1,219,704  $1,219,704
 Building and improvements, less
  accumulated depreciation of
  $1,847,476 in 1996 and $1,418,057 in
  1995                                     7,329,974   7,731,162
                                          ----------  ----------
       Total real estate assets            8,549,678   8,950,866
Cash and cash equivalents                     71,346     210,356
Accounts receivable                           93,902     136,964
Prepaid expenses and other assets             78,527      92,633
                                          ----------  ----------
       Total assets                       $8,793,453  $9,390,819
                                          ==========  ==========

                Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses    $   23,130  $   27,754
 Partnership distributions payable           112,817     203,987
 Due to affiliates                            78,375      68,762
                                          ----------  ----------
       Total liabilities                     214,322     300,503
                                          ----------  ----------
Partners' capital:
 Wells Real Estate Fund I                  1,970,363   2,103,666
 Fund II and II-OW                         4,746,274   5,028,796
 Wells Real Estate Fund VI                   932,597     980,277
 Wells Real Estate Fund VII                  929,897     977,577
                                          ----------  ----------
       Total partners' capital             8,579,131   9,090,316
                                          ----------  ----------
       Total liabilities and partners'
        capital                           $8,793,453  $9,390,819
                                          ==========  ==========

               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF INCOME (LOSS)
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                            1996      1995       1994
                                          --------  --------  ---------
Revenues:
 Rental income                            $890,951  $778,204  $ 552,823
 Interest income                                73       180         50
                                          --------  --------  ---------
                                           891,024   778,384    552,873
                                          --------  --------  ---------
Expenses:
 Depreciation                              429,419   277,099    172,583
 Operating costs, net of reimbursements    126,367    51,663    502,434
 Property administration                    42,868    39,316     44,624
 Management and leasing fees                35,598    29,015     19,462
 Lease acquisition costs                    13,284     7,288      2,948
 Legal and accounting                        8,362    20,273     19,756
 Computer costs                              3,244     4,633      3,016
                                          --------  --------  ---------
                                           659,142   429,287    764,823
                                          --------  --------  ---------
Net income (loss)                         $231,882  $349,097  $(211,950)
                                          ========  ========  =========

Net income (loss) allocated to Wells
 Real Estate Fund I                       $ 55,705  $ 95,490  $ (63,124)
                                          ========  ========  =========

Net income (loss) allocated to Fund II
 and II-OW                                $126,517  $216,845  $(148,827)
                                          ========  ========  =========
Net income allocated to Wells Real
 Estate Fund VI                           $ 24,830  $ 18,381  $       0
                                          ========  ========  =========
Net income allocated to Wells Real
 Estate Fund VII                          $ 24,830  $ 18,381  $       0
                                          ========  ========  =========

               FUND I, II, II-OW, VI AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                              WELLS REAL     FUND II    WELLS REAL   WELLS REAL      TOTAL
                                ESTATE         AND        ESTATE       ESTATE      PARTNERS'
                                FUND I        II-OW       FUND VI     FUND VII      CAPITAL
                              ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1993    $2,207,551   $4,639,064   $        0   $        0   $6,846,615
 Net loss                        (63,123)    (148,827)           0            0     (211,950)
 Partnership contributions       100,000      805,092            0            0      905,092
 Partnership distributions      (104,234)    (213,478)           0            0     (317,712)
                              ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1994     2,140,194    5,081,851            0            0    7,222,045
 Net income                       95,490      216,845       18,381       18,381      349,097
 Partnership contributions             0            0      997,965      995,266    1,993,231
 Partnership distributions      (126,697)    (269,900)     (36,069)     (36,070)    (468,736)
 Other                            (5,321)           0            0            0       (5,321)
                              ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1995     2,103,666    5,028,796      980,277      977,577    9,090,316
 Net income                       55,705      126,517       24,830       24,830      231,882
 Partnership distributions      (189,008)    (409,039)     (72,510)     (72,510)    (743,067)
                              ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1996    $1,970,363   $4,746,274   $  932,597   $  929,897   $8,579,131
                              ==========   ==========   ==========   ==========   ==========

              FUND I, II, II-OW, VI, AND VII ASSOCIATES--CHEROKEE
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996         1995         1994
                                          ---------   -----------   ---------
Cash flows from operating activities:
 Net income (loss)                        $ 231,882   $   349,097   $(211,950)
                                          ---------   -----------   ---------
 Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
     Depreciation                           429,419       277,099     172,583
     Changes in assets and liabilities:
       Accounts receivable                   43,062         7,111     (42,225)
       Prepaid expenses and other assets     14,106       (42,937)    (17,654)
       Accounts payable and accrued
        expenses                             (4,624)     (279,529)    278,837
       Due to affiliates                      9,613         9,909      (4,904)
                                          ---------   -----------   ---------
         Total adjustments                  491,576       (28,347)    386,637
                                          ---------   -----------   ---------
         Net cash provided by operating
          activities                        723,458       320,750     174,687
                                          ---------   -----------   ---------
Cash flows from investing activities:
 Investment in real estate                  (28,231)   (1,869,138)   (609,489)
                                          ---------   -----------   ---------
Cash flows from financing activities:
 Contributions from joint venture                 0     2,100,403     706,962
  partners
 Distributions to joint venture partners   (834,237)     (376,011)   (237,808)
                                          ---------   -----------   ---------
         Net cash (used in) provided by
          financing activities             (834,237)    1,724,392     469,154
                                          ---------   -----------   ---------
Net (decrease) increase in cash and
 cash equivalents                          (139,010)      176,004      34,352
Cash and cash equivalents, beginning of
 year                                       210,356        34,352           0
                                          ---------   -----------   ---------
Cash and cash equivalents, end of year    $  71,346   $   210,356   $  34,352
                                          =========   ===========   =========
Supplemental disclosure of noncash
 investing activities:
   Deferred project costs applied by
    partners                              $       0   $    85,637   $       0
                                          =========   ===========   =========

     FUND II AND III ASSOCIATES

     On April 3, 1989, Fund II and II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P. The new joint venture, Fund II and III Associates, was formed for the purpose of investing in commercial and industrial real properties. In April 1989, Fund II and III Associates acquired The Atrium. In 1991, Fund II and II-OW contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates. The property is a 5.8-acre tract of land. A restaurant was developed on 1.5 acres of the 880 Property is currently operating as the Brookwood Grill restaurant ("Fund II and III Associates-- Brookwood Grill"). The remaining 4.3 acres of the 880 Property was transferred at cost to the Fund II, III, VI, and VII Associates joint venture during 1995. Fund II and III Associates' investment in this transferred parcel was $1,690,244 and $1,729,116 at December 31, 1996 and 1995,
     respectively, which represented a 25% and 33% interest, respectively.

     Following are the financial statements for Fund II and III Associates--The
     Atrium:

                     FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                            Assets

                                              1996         1995
                                          -----------  -----------
Real estate assets, at cost:
 Land                                     $ 1,504,743  $ 1,504,743
 Building and improvements, less
  accumulated depreciation of
  $3,852,396 in 1996 and $3,177,917 in
  1995                                      8,816,719    9,474,137
 Construction in progress                      33,477       15,500
                                          -----------  -----------
       Total real estate assets            10,354,939   10,994,380
Cash and cash equivalents                     448,112      846,173
Accounts receivable                                 0      113,362
Prepaid expenses and other assets              35,216       35,216
                                          -----------  -----------
       Total assets                       $10,838,267  $11,989,131
                                          ===========  ===========

                  Liabilities and Partners' Capital

Liabilities:
 Accounts payable                         $   188,760  $   527,751
 Partnership distributions payable                  0      365,481
 Due to affiliates                                  0        6,802
                                          -----------  -----------
       Total liabilities                      188,760      900,034
                                          -----------  -----------
Partners' capital:
 Fund II and II-OW                          6,985,561    7,273,932
 Wells Real Estate Fund III                 3,663,946    3,815,165
                                          -----------  -----------
       Total partners' capital             10,649,507   11,089,097
                                          -----------  -----------
       Total liabilities and partners'
        capital                           $10,838,267  $11,989,131
                                          ===========  ===========

                     FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996        1995        1994
                                          ----------  ----------  ----------
Revenues:
 Rental income                            $1,048,583  $2,079,345  $2,079,345
 Interest income                              24,188      29,965      24,636
                                          ----------  ----------  ----------
                                           1,072,771   2,109,310   2,103,981
                                          ----------  ----------  ----------
Expenses:
 Depreciation                                674,479     517,507     475,928
 Operating costs, net of reimbursements       85,183     419,152     419,752
 Management and leasing fees                  71,381     142,761     142,735
 Partnership administration                   59,934      23,077      30,816
 Legal and accounting                         11,878       7,384      51,238
 Computer costs                                1,410       1,749       2,760
 Amortization of organization costs                0           0          43
                                          ----------  ----------  ----------
                                             904,265   1,111,630   1,123,272
                                          ----------  ----------  ----------
Net income                                $  168,506  $  997,680  $  980,709
                                          ==========  ==========  ==========
Net income allocated to Fund II and
 II-OW                                    $  110,540  $  654,478  $  643,344
                                          ==========  ==========  ==========
Net income allocated to Wells Real
 Estate Fund III                          $   57,966  $  343,202  $  337,365
                                          ==========  ==========  ==========

                     FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                FUND II     WELLS REAL      TOTAL
                                  AND         ESTATE      PARTNERS'
                                 II-OW       FUND III      CAPITAL
                              -----------   ----------   -----------
Balance, December 31, 1993    $ 8,195,100   $4,298,216   $12,493,316
 Net income                       643,344      337,365       980,709
 Partnership distributions     (1,095,388)    (574,412)   (1,669,800)
                              -----------   ----------   -----------
Balance, December 31, 1994      7,743,056    4,061,169    11,804,225
 Net income                       654,478      343,202       997,680
 Partnership distributions     (1,123,602)    (589,206)   (1,712,808)
                              -----------   ----------   -----------
Balance, December 31, 1995      7,273,932    3,815,165    11,089,097
 Net income                       110,540       57,966       168,506
 Partnership distributions       (398,911)    (209,185)     (608,096)
                              -----------   ----------   -----------
Balance, December 31, 1996    $ 6,985,561   $3,663,946   $10,649,507
                              ===========   ==========   ===========

                     FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996         1995          1994
                                          ----------  ------------  ------------
Cash flows from operating activities:
 Net income                               $ 168,506   $   997,680   $   980,709
                                          ----------  ------------  ------------
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
     Depreciation                           674,479       517,507       475,928
     Changes in assets and liabilities:
       Accounts receivable                  113,362       226,724       226,768
       Accounts payable                    (338,991)      163,364      (146,603)
       Due to affiliates                     (6,802)      (13,603)      (13,604)
                                          ----------  ------------  ------------
         Total adjustments                  442,048       893,992       542,489
                                          ----------  ------------  ------------
         Net cash provided by operating
          activities                        610,554     1,891,672     1,523,198

Cash flows from investing activities:
 Investment in real estate assets           (35,038)      (15,501)            0
Cash flows from financing activities:
 Distributions to joint venture partners   (973,577)   (1,714,751)   (1,721,820)
                                          ----------  ------------  ------------
Net (decrease) increase in cash and
 cash equivalents                          (398,061)      161,420      (198,622)
Cash and cash equivalents, beginning of
 year                                       846,173       684,753       883,375
                                          ----------  ------------  ------------
Cash and cash equivalents, end of year    $ 448,112   $   846,173   $   684,753
                                          ==========  ============  ============

    Following are the financial statements for Fund II and III Associates--
                               Brookwood Grill:

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                             Assets

                                             1996        1995
                                          ----------  ----------
Real estate assets, at cost:
 Land                                     $  745,223  $  745,223
 Building and improvements, less
  accumulated depreciation of $221,703
  in 1996 and $167,689 in 1995             1,051,110   1,105,124
                                          ----------  ----------
       Total real estate assets            1,796,333   1,850,347
Investment in joint venture                1,690,244   1,729,116
Cash and cash equivalents                      9,102      33,892
Due from affiliate                            12,472           0
Accounts receivable                          113,986     104,724
Prepaid expenses and other assets             28,616      34,184
                                          ----------  ----------
       Total assets                       $3,650,753  $3,752,263
                                          ==========  ==========



                       Liabilities and Partners' Capital

                                             1996        1995
                                          ----------  ----------
Liabilities:
 Accounts payable                         $   20,040  $    1,180
 Due to affiliate                              6,544       6,079
 Partnership distributions payable             5,865      35,533
                                          ----------  ----------
       Total liabilities                      32,449      42,792
                                          ----------  ----------
Partners' capital:
 Fund II and II-OW                         2,256,114   2,312,957
 Wells Real Estate Fund III                1,362,190   1,396,514
                                          ----------  ----------
       Total partners' capital             3,618,304   3,709,471
                                          ----------  ----------
       Total liabilities and partners'
        capital                           $3,650,753  $3,752,263
                                          ==========  ==========

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                              STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                            1996       1995      1994
                                          --------   --------  --------
Revenues:
 Rental income                            $225,359   $230,316  $224,750
 Equity in loss of joint venture           (19,378)         0         0
                                          --------   --------  --------
                                           205,981    230,316   224,750
                                          --------   --------  --------
Expenses:
 Operating costs, net of reimbursements     92,450     15,508    24,397
 Depreciation                               54,014     63,446    58,659
 Management and leasing fees                21,436     23,783    24,649
 Partnership administration                 12,454     13,890     8,496
 Lease acquisition costs                     5,568      5,568     5,568
 Legal and accounting                        3,164     14,028     8,984
 Computer costs                              1,410      1,749     2,676
                                          --------   --------  --------
                                           190,496    137,972   133,429
                                          --------   --------  --------
Net income                                $ 15,485   $ 92,344  $ 91,321
                                          --------   --------  --------
Net income allocated to Fund II and
 II-OW                                    $  9,655   $ 57,577  $ 56,941
                                          ========   ========  ========
Net income allocated to Wells Real
 Estate Fund III                          $  5,830   $ 34,767  $ 34,380
                                          ========   ========  ========

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                           WELLS REAL      TOTAL
                                FUND II      ESTATE      PARTNERS'
                               AND II-OW    FUND III      CAPITAL
                              -----------  ----------   -----------
Balance, December 31, 1993    $2,386,950   $1,441,194   $3,828,144
 Net income                       56,941       34,380       91,321
 Partnership distributions       (92,446)     (55,818)    (148,264)
                              -----------  ----------   -----------
Balance, December 31, 1994     2,351,445    1,419,756    3,771,201
 Net income                       57,577       34,767       92,344
 Partnership distributions       (96,065)     (58,009)    (154,074)
                              -----------  ----------   -----------
Balance, December 31, 1995     2,312,957    1,396,514    3,709,471
 Net income                        9,655        5,830       15,485
 Partnership distributions       (66,498)     (40,154)    (106,652)
                              -----------  ----------   -----------
Balance, December 31, 1996    $2,256,114   $1,362,190   $3,618,304
                              ===========  ==========   ==========

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                            STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

                                             1996        1995         1994
                                          ----------  ----------   ----------
Cash flows from operating activities:
 Net income                               $  15,485   $   92,344   $  91,321
                                          ----------  ----------   ----------
 Adjustments to reconcile net income to
  net cash provided by operating
  activities:
     Depreciation                            54,014       63,446      58,659
     Equity in loss of joint venture         19,378            0           0
     Distributions received from joint        7,022            0           0
      venture
     Changes in assets and liabilities:
       Accounts receivable                   (9,262)      (7,188)     30,281
       Prepaid expenses and other assets      5,568        5,568      (2,182)
       Accounts payable                      18,860       (3,431)    (30,157)
       Due to affiliates                        465          465         374
                                          ----------  ----------   ----------
         Total adjustments                   96,045       58,860      56,975
                                          ----------  ----------   ----------
         Net cash provided by operating
          activities                        111,530      151,204     148,296
                                          ----------  ----------   ----------
Cash flows from financing activities:
 Advances received from (paid to)                 0       30,173     (30,173)
  affiliate
 Distributions to joint venture partners   (136,320)    (179,724)   (123,966)
                                          ----------  ----------   ----------
         Net cash used in financing
          activities                       (136,320)    (149,551)   (154,139)
                                          ----------  ----------   ----------
Net (decrease) increase in cash and
 cash equivalents                           (24,790)       1,653      (5,843)
Cash and cash equivalents, beginning of
 year                                        33,892       32,239      38,082
                                          ----------  ----------   ----------
Cash and cash equivalents, end of year    $   9,102   $   33,892   $  32,239
                                          ==========  ==========   ==========
Supplemental disclosure of noncash
 items:
 Transfer of real estate assets to
  joint venture for partnership
  interest, net of accumulated
  depreciation of $50,484                 $       0   $1,729,116   $       0
                                          ==========  ==========   ==========

   FUND II, III, VI, AND VII ASSOCIATES

   On January 1, 1995, the Fund II and III Associates joint venture entered into a joint venture agreement with Fund VI and Fund VII. The joint venture, Fund II, III, VI, and VII Associates was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3 acre tract of land from its 880 Property to the Fund II, III, VI, and VII Associates joint venture. Development is substantially complete on two retail and office buildings containing a total of approximately 49,500 square feet. During 1996, leases commenced on approximately half of the available space.

   The following are the financial statements for Fund II, III, VI, and VII
                                  Associates:

                      FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995

                             Assets

                                             1996        1995
                                          ----------  ----------
Nonoperating real estate assets, at
 cost:
 Land                                     $        0  $1,325,242
 Land improvements                                 0     403,874
 Construction in progress                          0   2,662,448
                                          ----------  ----------
       Total nonoperating real estate
        assets                                     0   4,391,564
                                          ----------  ----------
Operating real estate assets, at cost:
 Land                                      1,325,242           0
 Building and improvements, less
  accumulated depreciation of $181,798     4,568,805           0

 Construction in progress                    214,398           0
                                          ----------  ----------
       Total operating real estate
        assets                             6,108,445           0
                                          ----------  ----------
       Total real estate assets            6,108,445   4,391,564
Cash and cash equivalents                    675,703   1,321,378
Accounts receivable                           67,334           0
Prepaid expenses and other assets            145,820      41,028
                                          ----------  ----------
       Total assets                       $6,997,302  $5,753,970
                                          ==========  ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses    $  204,970  $  474,905
 Partnership distributions payable            49,590           0
                                          ----------  ----------
                                             254,560     474,905
                                          ----------  ----------
Partners' capital:
 Fund II and III Associates                1,690,244   1,729,116
 Wells Real Estate Fund VI                 1,759,947   1,028,210
 Wells Real Estate Fund VII                3,292,551   2,521,739
                                          ----------  ----------
       Total partners' capital             6,742,742   5,279,065
                                          ----------  ----------
       Total liabilities and partners'
        capital                           $6,997,302  $5,753,970
                                          ==========  ==========

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                               STATEMENT OF LOSS
                     FOR THE YEAR ENDED DECEMBER 31, 1996

Revenues:
 Rental income                                                   $255,062
                                                                 --------
Expenses:
 Depreciation                                                     181,798
 Operating costs, net of reimbursements                            75,018
 Management and leasing fees                                       16,376
 Legal and accounting                                              14,928
 Lease acquisition costs                                           12,456
 Partnership administration                                        10,286
 Computer costs                                                     1,368
                                                                 --------
                                                                  312,230
                                                                 --------
Net loss                                                         $(57,168)
                                                                 ========

Net loss allocated to Fund II and III Associates                 $(19,378)
                                                                 ========

Net loss allocated to Wells Real Estate Fund VI                  $(10,193)
                                                                 ========

Net loss allocated to Wells Real Estate Fund VII                 $(27,597)
                                                                 ========

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                  WELLS      WELLS REAL      TOTAL
                                FUND II AND    REAL ESTATE     ESTATE      PARTNERS'
                              III ASSOCIATES     FUND VI      FUND VII      CAPITAL
                              --------------   -----------   ----------   ----------
Balance, January 1, 1995        $        0     $        0    $        0   $        0
 Partnership contributions       1,729,116      1,028,210     2,521,739    5,279,065
                                ----------     ----------    ----------   ----------
Balance, December 31, 1995       1,729,116      1,028,210     2,521,739    5,279,065
 Partnership contributions               0        761,259       835,646    1,596,905
 Partnership distributions         (19,494)       (19,329)      (37,237)     (76,060)
 Net loss                          (19,378)       (10,193)      (27,597)     (57,168)
                                ----------     ----------    ----------   ----------
Balance, December 31, 1996      $1,690,244     $1,759,947    $3,292,551   $6,742,742
                                ==========     ==========    ==========   ==========

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                      1996          1995
                                                  ------------  ------------
Cash flows from operating activities:
 Net loss                                         $   (57,168)  $         0
                                                  -----------   -----------
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
     Depreciation                                     181,798             0
     Changes in assets and liabilities:
       Accounts receivable                            (67,334)            0
       Prepaid expenses and other assets             (104,792)      (41,028)
       Accounts payable and accrued expenses           88,532        22,256
                                                  -----------   -----------
         Total adjustments                             98,204       (18,772)
                                                  -----------   -----------
         Net cash provided by (used in)
          operating activities                         41,036       (18,772)
                                                  -----------   -----------
Cash flows from investing activities:
 (Decrease) increase in construction payables        (358,467)      452,649
 Investment in real estate                         (1,736,082)   (2,595,190)
                                                  -----------   -----------
       Net cash used in investing activities       (2,094,549)   (2,142,541)
                                                  -----------   -----------
Cash flows from financing activities:
 Contributions from joint venture partners          1,434,308     3,482,691
 Distributions to joint venture partners              (26,470)            0
                                                  -----------   -----------
       Net cash provided by financing               1,407,838     3,482,691
        activities                                -----------   -----------
Net (decrease) increase in cash and                  (645,675)    1,321,378
 cash equivalents
Cash and cash equivalents, beginning of year        1,321,378             0
                                                  -----------   -----------
Cash and cash equivalents, end of year            $   675,703   $ 1,321,378
                                                  ===========   ===========
Supplemental disclosure of noncash
 activities:
 Contribution of real estate assets               $         0   $ 1,729,116
                                                  ===========   ===========

 Deferred project costs applied by
  partners                                        $   162,597   $    67,257
                                                  ===========   ===========

4. INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

   The Partnership's income tax basis net income for the years ended December 31, 1996, 1995, and 1994 were calculated as follows:

                                                                 1996          1995           1994
                                                              ----------     ----------     ----------
Financial statement net income                                  $ 6,273       $56,452         $28,120
Increase (decrease) in net income resulting from:
 Depreciation expense for financial reporting
  purposes in excess of amounts for income tax
  purposes                                                       27,841         6,328
 Joint venture change in ownership                                    0        (1,427)              0
 Expenses added (deductible) when paid for income
  tax purposes, accrued for financial reporting
  purposes                                                        1,052           963          (1,109)
 Rental income accrued for financial reporting
  purposes less than (in excess of) amounts for
  income tax purposes                                             3,650         5,901          (1,822)
                                                                -------       -------         -------
Income tax basis net income                                     $38,816       $68,217         $25,189
                                                                =======       =======         =======

   The Partnership's income tax partners' capital at December 31, 1996, 1995, and 1994 was computed as follows:

                                             1996         1995         1994
                                          ----------   ----------   ----------
Financial statement partners' capital     $1,370,809   $1,434,896   $1,483,714
Increase (decrease) in partners'
 capital resulting from:
   Depreciation expense for financial
    reporting purposes in excess of
    amounts for income tax purposes           34,169        6,328            0
    Joint venture change in ownership         (1,427)      (1,427)           0
   Accumulated expenses deductible when
    paid for income tax purposes,
    accrued for financial reporting
    purposes                                  26,330       25,278       24,316
     Accumulated rental income accrued
    for financial reporting in excess
    of amounts for income tax purposes        (8,022)     (12,583)     (18,484)

    Partnership distributions payable          8,576       26,959       25,133
    Other                                     (1,700)        (791)        (791)
                                          ----------   ----------   ----------
Income tax basis partners' capital        $1,428,735   $1,478,660   $1,513,888
                                          ==========   ==========   ==========

5. RENTAL INCOME

   The future minimum rental income due from the Partnership's respective ownership interest in the joint venture under noncancelable operating leases at December 31, 1996 is as follows:

               Year ending December 31:
                1997                       $ 83,662
                1998                         73,645
                1999                         48,664
                2000                         33,333
                2001                         30,274
               Thereafter                   163,485
                                           --------
                                           $433,063
                                           ========

   Three significant tenants contributed approximately 67%, 14%, and 12% of rental income, which is included in equity of income in joint ventures for the year ended December 31, 1996. Three significant tenants will contribute approximately 56%, 14%, and 10% of future minimum rental income.

   The future minimum rental income due Fund II and II-OW for the Charlotte Property under noncancelable operating leases at December 31, 1996 is as follows:

               Year ending December 31:
                1997           $  477,984
                1998              512,967
                1999              174,875
                               ----------
                               $1,165,826
                               ==========

   One significant tenant at the Charlotte Property contributed 100% of rental income for the year ended December 31, 1996 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 1996 is as follows:

               Year ending December 31:
                1997                       $  900,406
                1998                          515,010
                1999                          314,526
                2000                          156,000
                2001                           92,433
               Thereafter                      20,314
                                           ----------
                                           $1,998,689
                                           ==========

   Two significant tenants will contribute approximately 16% and 14% of future minimum rental income.

   The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1996 is as follows:

               Year ending December 31:
                1997                       $  868,954
                1998                          750,926
                1999                          684,582
                2000                          633,827
                2001                          609,896
               Thereafter                   5,449,194
                                           ----------
                                           $8,997,379
                                           ==========

   One significant tenant contributed approximately 66% of rental income for the year ended December 31, 1996. In addition, one significant tenant will contribute approximately 93% of future minimum rental income.

   One significant tenant at The Atrium contributed 100% of rental income for the year ended December 31, 1996. At December 31, 1996, there are no leases signed at The Atrium. Accordingly, no future minimum rental income is due Fund II and III Associates--The Atrium.

   The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 1996 is as follows:

               Year ending December 31:
                1997                       $  230,563
                1998                          249,550
                1999                          249,550
                2000                          249,550
                2001                          249,550
               Thereafter                      20,796
                                           ----------
                                           $1,249,559
                                           ==========

   One significant tenant contributed 100% of rental income for the year ended December 31, 1996 and will contribute 100% of future minimum rental income.

   The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1996 is as follows:

               Year ending December 31:
                1997                       $  456,659
                1998                          468,816
                1999                          431,682
                2000                          341,028
                2001                          244,106
               Thereafter                     506,949
                                           ----------
                                           $2,449,240
                                           ==========

   Four significant tenants contributed approximately 38%, 16%, 14%, and 11% of rental income for the year ended December 31, 1996. In addition, two significant tenants will contribute approximately 46% and 15% of future minimum rental income.

 6. COMMITMENTS AND CONTINGENCIES

   Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Company. In the normal course of business, the Company may become subject to such litigation or claims.

                          WELLS REAL ESTATE FUND II-OW

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1996

                                             INITIAL COST          COSTS OF     GROSS AMOUNT AT WHICH CARRIED AT DECEMBER 31, 1996
                                        -----------------------                 --------------------------------------------------
                                                  BUILDINGS AND   CAPITALIZED               BUILDINGS     CONSTRUCTION
   DESCRIPTION            ENCUMBRANCES    LAND     IMPROVEMENTS   IMPROVEMENTS    LAND      IMPROVEMENTS   IN PROGRESS    TOTAL
--------------------      ------------- ---------  ------------  -------------- ---------  -------------  ------------ -----------
THE CHARLOTTE PROPERTY (A)     None    $ 1,282,500  $ 7,267,500   $   588,974  $1,367,856    $ 7,771,118   $      0    $ 9,138,974

880 PROPERTY (B)               None      1,325,242            0     4,965,001   1,325,242      4,750,603    214,398      6,290,243

THE ATRIUM AT NASSAU BAY (C)   None      1,367,000   10,983,000     1,857,335   1,504,743     12,669,115     33,477     14,207,335

CHEROKEE COMMONS (D)           None      1,142,663    6,462,837     2,791,653   1,219,704      9,170,950      6,500     10,397,154

HERITAGE PLACE AT TUCKER (E)   None      2,756,378            0     9,067,714   3,260,887      8,557,705      5,500     11,824,092

880 PROPERTY--BROOKWOOD
     GRILL (F)                 None        523,319            0     1,494,717     745,223      1,272,813          0      2,018,006
                                       ------------ ------------  ------------ -----------  ------------  ---------   -------------
     Total                              $8,397,102  $24,713,337   $20,765,394  $9,423,655    $44,192,304   $259,875    $53,875,834
                                       ============ ============  ============ ===========  ============ ==========   =============

                                                                                    LIFE ON WHICH
                                    ACCUMULATED         DATE OF         DATE       DEPRECIATION IS
   DESCRIPTION                      DEPRECIATION      CONSTRUCTION    ACQUIRED       COMPUTED(G)
--------------------------       -----------------  ---------------- ------------ ------------------

THE CHARLOTTE PROPERTY (A)          $ 1,888,451          1987        05/09/89      20 to 25 years

880 PROPERTY (B)                        181,798          1996        01/31/90      20 to 25 years

THE ATRIUM AT NASSAU BAY (C)          3,852,396          1988        04/03/89      12 to 25 years

CHEROKEE COMMONS (D)                  1,847,746          1986        06/09/87      20 to 25 years

HERITAGE PLACE AT TUCKER (E)          2,066,844          1987        09/04/86      20 to 25 years

880 PROPERTY--BROOKWOOD
     GRILL (F)                          221,703          1991        03/27/91      20 to 25 years
                                  --------------
     Total                          $10,068,938
                                  ==============

          (a) The Charlotte Property is a two-story office building located in Charlotte, North Carolina. It is owned by Fund II and II-OW. The Partnership owned a 5% interest in Fund II and II-OW at December 31, 1996.

          (b) The 880 Property is a 4.3-acre tract of real property under development located in Fulton County, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 62% interest in Fund II, III, VI and VII Associates at December 31, 1996.

          (c) The Atrium at Nassau Bay is a four-story office building located in Houston, Texas. It is owned by Fund II and III Associates--The Atrium. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 66% interest in Fund II and III Associates at December 31, 1996.

          (d) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI and VII Associates--Cherokee. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 54% interest in Fund I, II, II-OW, VI, and VII Associates--Cherokee at December 31, 1996.

          (e) Heritage Place at Tucker is a center offering retail, shopping, and commercial office space located in Tucker, Georgia. It is owned by Fund I and II--Tucker. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 45% interest in Fund I and II--Tucker at December 31, 1996.

          (f) The 880 Property--Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia. It is owned by Fund II and III Associates. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 62% interest in the 880 Property--Brookwood Grill at December 31, 1996.

          (g) Depreciation lives used for buildings are 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 20 years.

                          WELLS REAL ESTATE FUND II-OW

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


       SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                              DECEMBER 31, 1996

                                                              ACCUMULATED
                                                  COST        DEPRECIATION
                                            -------------  -----------------
BALANCE AT DECEMBER 31, 1994                  $47,558,650     $ 6,665,442

  1995 additions                                6,341,364       1,371,707
  1995 deductions                              (1,789,179)        (50,483)
                                            ---------------  -------------
BALANCE AT DECEMBER 31, 1995                   52,110,835       7,986,666

  1996 additions                                2,025,439       2,126,514
  1996 deductions                                (260,440)        (54,242)
                                            --------------   -------------
BALANCE AT DECEMBER 31, 1996                  $53,875,834     $10,058,938
                                            ==============   =============