Form 10-Q
period 1997-03-31
WELLS REAL ESTATE FUND II-OW
filed 1997-05-13
CIK 824004

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 1997                       or
                              _______________________________________

[X] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________to ________________________

Commission file number                 0-17876
                       _________________________________________________________

                                       Wells Real Estate Fund II-OW
________________________________________________________________________________
(Exact name of registrant as specified in its charter)

                       Georgia                          58-1754703
_____________________________________   ________________________________________
(State or other jurisdiction of        (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                              30092
________________________________________________________________________________
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code         (770) 449-7800
                                                      __________________________

________________________________________________________________________________
          (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X     No
     ____       _____

                                   Form 10-Q
                                   ---------

                          Wells Real Estate Fund II-OW
                          ----------------------------

                                     INDEX
                                     -----


                                                                           Page No.
                                                                           --------
PART I.   FINANCIAL INFORMATION
          Item 1.   Financial Statements
               Balance Sheets - March 31, 1997 and
                December 31, 1996..................................             3

               Statements of Income for the Three Months
                Ended March 31, 1997 and 1996......................             4

               Statements of Partners' Capital for the Year Ended
                December 31, 1996 and the Three Months
                Ended March 31, 1997...............................             5

               Statements of Cash Flows for the Three Months
                Ended March 31, 1997 and 1996......................             6

               Condensed Notes to Financial Statements.............             7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.........................................          12

PART II.  OTHER INFORMATION ..........................................         20

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                        Assets          March 31, 1997  December 31, 1996
                        ------          -------------   -----------------
Investment in joint venture (Note 2)        $1,352,500         $1,370,408
Cash and cash equivalents                          900              2,074
Due from affiliate                              10,329              7,141
                                            ----------         ----------

     Total assets                           $1,363,729         $1,379,623
                                            ==========         ==========

          Liabilities And Partners' Capital
          ---------------------------------

Liabilities:

 Withholdings and accounts payable          $      387         $      238
 Partnership distributions payable                 104              8,576
                                             ---------         ----------
     Total liabilities                             491              8,814
                                             ==========        ==========

Partners' Capital:
 Limited Partners:
  Class A - 6,062 units                      1,363,238          1,370,809
  Class B - 1,626 units                              0                  0
                                            ----------         ----------

     Total partners' capital                 1,363,238          1,370,809
                                            ----------         ----------

       Total liabilities and
        partners' capital                   $1,363,729         $1,379,623
                                            ==========         ==========

            See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME



                                                         Three Months Ended
                                                         ------------------
                                                    March 31, 1997   March 31, 1996
                                                    --------------   --------------
Revenues:
  Equity (loss) income of joint venture (Note 2)           $(7,579)        $  9,453
  Interest income                                                9                0
                                                           -------         --------
                                                           $(7,570)        $  9,453
                                                           -------         --------

Net  (loss) income allocated to
  Class A Limited Partners                                 $(7,570)        $ 26,944

Net loss allocated to
  Class B Limited Partners                                 $  0.00         $(17,491)

Net income per Class A
  Limited Partner Unit                                     $  0.00         $   4.45

Net loss per Class B
  Limited Partner Unit                                     $  0.00         $ (10.76)

Cash distribution per Class A
  Limited Partner Unit                                     $  0.00         $   4.60

           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

           FOR THE YEAR ENDED DECEMBER 31, 1996 AND NINE MONTHS ENDED
                                 MARCH 31, 1997

                                       LIMITED PARTNERS
                                     --------------------
                                       CLASS A    CLASS B                TOTAL
                                       ------     ------                PARTNERS'
                              UNITS    AMOUNT      UNITS    AMOUNT      CAPITAL
                              -----  -----------  -------  ---------  -----------

BALANCE, DECEMBER 31, 1995    6,062  $1,372,620     1,626  $ 62,276   $1,434,896

 Net income (loss)                0      68,549         0   (62,276)       6,273
 Partnership distributions        0     (70,360)        0         0      (70,360)
                              -----  ----------     -----  --------   ----------
BALANCE, DECEMBER 31, 1996    6,062  $1,370,809     1,626  $      0   $1,370,809

 Net (loss)                       0      (7,571)        0         0       (7,571)
                              -----  ----------     -----  --------   ----------
BALANCE, MARCH 31, 1997       6,062  $1,363,238     1,626  $      0   $1,363,238
                              =====  ==========     =====  ========   ==========

           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                    March 31, 1997   March 31, 1996
                                                    --------------   --------------
Cash flows from operating activities:
 Net (loss) income                                         $(7,570)        $  9,453
 Adjustments to reconcile net (loss) income to
  net cash (used in) operating activities:
   Equity in loss (income) of the joint venture              7,579           (9,453)
   Distributions received from the joint venture             7,141           26,853
   Distributions to partners from accumulated
     earnings                                               (8,473)         (26,854)
   Changes in assets and liabilities:
     Withholdings and accounts payable                         149                0
                                                           -------         --------

      Total adjustments                                      6,396           (9,454)
                                                           -------         --------

       Net cash used in operating activities                (1,174)              (1)
                                                           -------         --------

Net decrease in cash and cash equivalents                   (1,174)              (1)

Cash and cash equivalents, beginning of year                 2,074              891
                                                           -------         --------

Cash and cash equivalents, end of period                   $   900         $    890
                                                           =======         ========

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

     The Partnership owns equity interests in properties through its ownership in the following joint ventures: (i) Fund II-Fund IIOW Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund II (the "Fund II-Fund II-OW Joint Venture"); (ii) Fund II-Fund III Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund III, L.P. ("Fund II-Fund III Associates"); (iii) Fund II-III-VI-VII Joint Venture, a joint venture between the Fund II-Fund III Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund II, III, VI, VII Associates"); (iv) Fund I-Fund II Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund I ("the Tucker Joint Venture"); and (v) Fund I, II, II-OW, VI, VII Joint Venture, a joint venture between Wells Real Estate Fund I, the Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund I, II, II-OW, VI, VII
     Joint Venture").   Please refer to the Partnership's Form 10-K for the year
     ended December 31, 1996 for additional information on the joint ventures and properties in which the Partnership owns an interest.

     As of March 31, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"), and a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iii) an office/retail center currently being developed in Fulton County, Georgia ("Holcomb Bridge Road"); (iv) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); (v) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

     (b)  Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund II-OW (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1996.

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owned interests in six properties as of March 31, 1997. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     FUND II-FUND II-OW JOINT VENTURE
     --------------------------------

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of March 31, 1997, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

     Boeing at the Atrium/Fund II & Fund III Joint Venture
     -----------------------------------------------------

     On April 3, 1989, the Fund II-Fund II-OW Joint Venture formed a joint venture (the "Fund II-Fund III Joint Venture") with Wells Real Estate Fund III, L.P. ("Wells Fund III"), a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund III are substantially identical to those of the Partnership.

     In April 1989, the Fund II-Fund III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in the City of Nassau Bay, Harris County, Texas, known as "The Atrium at Nassau Bay" (the "Atrium").

     The Fund II-Fund II-OW Joint Venture holds approximately 66% equity interest in the Fund II-Fund III Joint Venture, and Wells Funds III holds approximately 34% equity interest in the Fund II-Fund III Joint Venture.

     The Atrium was first occupied in 1987 and contains approximately 119,000 net leasable square feet. On March 3, 1997 a lease was signed with The Boeing Company for the entire Atrium Building. The lease is for a period of five years with an option to renew for an additional five year term.
     The rental rate for the first three years of the lease term is $12.25 per square foot and $12.50 per square foot for the final two years of initial lease term. The rate for the optional five year term will be determined
     based upon then current  market rates.   Upon 150 day prior written notice,
     Boeing has the right to cancel its lease in the event that NASA or another prime contractor were to cancel or substantially reduce its contract. In addition, there is a no-cause cancellation provision at the end of the first three year period. If this no-cause cancellation is exercised, Boeing would be required to pay unamortized, up-front tenant improvement costs. The lease also provides that tenant will pay certain operating expenses in excess of $5.50 per square foot on an annual basis.

     Boeing began the move-in phase of their occupancy on April 15, 1997, and it is anticipated that they will begin paying rent on approximately May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million will be funded from the reserves and cash flows of the Partnership, Wells Fund II and Wells Fund III.

     For a description of other joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1996.

Following are the financial statements for Fund II and II-OW:

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                       Assets                     March 31, 1997  December 31,1996
                       -----                      --------------  ----------------
Real estate assets, at cost:
 Land                                                $ 1,367,856       $ 1,367,856
 Building and improvements, less accumulated
   depreciation of $1,980,368 in 1997 and
   $1,888,451 in 1996                                  5,790,750         5,882,667
                                                     -----------       -----------

    Total real estate assets                           7,158,606         7,250,523
                                                     -----------       -----------

 Investment in joint ventures                         18,127,773        18,369,508
 Cash and cash equivalents                                69,566            35,394
 Due from affiliates                                     120,122            79,835
  Accounts receivable                                     98,237           114,560
  Prepaid expenses and other assets                       77,902            79,538
                                                     -----------       -----------

     Total assets                                    $25,652,206       $25,929,358
                                                     ===========       ===========

      Liabilities and Partners' Capital
      ---------------------------------

Liabilities:
 Partnership distributions payable                   $   194,519       $   134,485
 Due to affiliates                                         5,771             5,708
                                                     -----------       -----------

     Total liabilities                                   200,290           140,193
                                                     -----------       -----------

Partners' Capital:
  Wells Real Estate Fund II                           24,099,416        24,418,757
  Wells Real Estate Fund II-OW                         1,352,500         1,370,408
                                                     -----------       -----------

     Total partners' capital                          25,451,916        25,789,165
                                                     -----------       -----------

       Total liabilities and partners' capital       $25,652,206       $25,929,358
                                                     ===========       ===========

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                              STATEMENTS OF INCOME


                                                   Three Months Ended
                                                   ------------------
                                           March 31, 1997   March 31, 1996
                                           --------------   --------------
Revenues:
 Rental income                                  $ 114,717         $114,717
 Equity (loss) income of joint ventures          (121,612)         208,444
 Interest income                                      102              102
                                                ---------         --------
                                                   (6,793)         323,263
                                                ---------         --------

Expenses:
 Management and leasing fees                        6,883            6,883
 Lease acquisition costs                            4,589            4,589
 Operating costs - rental property                    983            3,625
 Depreciation                                      91,917           91,917
 Legal and accounting                              12,645           13,298
 Computer costs                                     2,793            1,181
 Partnership administration                        16,127           23,751
                                                ---------         --------
                                                  135,937          145,244
                                                ---------         --------

   Net (loss) income                            $(142,730)        $178,019
                                                =========         ========

Net loss allocated to Wells Real
 Estate Fund II                                 $(135,151)        $168,566

Net loss allocated to Wells Real
 Estate Fund II-OW                              $  (7,579)        $  9,459


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ------------------------------------------------------------------------
     RESULTS OF OPERATION
     --------------------

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

     RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
     ---------------------------------------------------------

     General
     -------

     As of March 31, 1997, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 64% occupied, as compared to 93% occupied as of March 31, 1996. The decrease in the occupied percentages for 1997 compared to 1996 is due to the vacancy of the Atrium during the first quarter 1997.

     Gross revenues of the Partnership were $(7,579) for the three months ended March 31, 1997, as compared to $9,453 for the three months ended March 31, 1996. The decrease in gross revenues for 1997 was due primarily to the vacancy of the Atrium for the first three months of 1997.

     The Partnership's net cash used in operating activities decreased in the quarter ended March 31, 1997 compared to the same period in 1996 due to the decrease in distributions received from the joint venture. Cash and cash equivalents were decreased by approximately the same amount.

     Distributions accrued to the Partnership from Fund II-Fund II-OW Joint Venture for the three month periods ended March 31, 1997 and March 31, 1996 were $10,329 and $27,871 respectively.

     As set forth above, the total cost to complete the required tenant improvements and outside brokerage commissions relating to the new lease for The Atrium is estimated to be approximately $1,400,000, which will be funded from reserves of the Partnership, Wells Fund II and Wells Fund III, along with cash flow from operations of the properties owned by such partnership.

     The Partnership made no cash distributions to the Limited Partners holding Class A Units for the first quarter of 1997 as compared to $4.60 per unit for the first quarter of 1996. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units. As set forth above, substantially all cash generated from the operation of properties owned by the Partnership in the first quarter of 1997 is being used to fund the required tenant improvements and outside brokerage commissions relating to the new lease at The Atrium. In addition, it is anticipated that operating cash flow generated from properties owned by the Partnership for the second quarter of 1997 will also be used to fund such require tenant improvements and outside brokerage commissions, and Limited Partners holding Class A Units should not expect cash distributions from the Partnership to commence again until approximately third quarter ending September 30, 1997.

     As of March 31, 1997, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PROPERTY OPERATIONS
-------------------

As of March 31, 1997, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

First Union at Charlotte Property/Fund II and II-OW Joint Venture
-----------------------------------------------------------------


                                              Three Months Ended
                                              ------------------
                                      March 31, 1997   March 31, 1996
                                      --------------   --------------
Revenues:
 Rental Income                              $114,717         $114,717

Expenses:
 Depreciation                                 91,917           91,917
 Management and leasing expenses              11,472            6,883
 Other operating expenses                        983           12,597
                                            --------         --------
                                             104,372          111,397
                                            --------         --------

Net income                                  $ 10,345         $  3,320
                                            ========         ========

Occupied %                                      100%             100%
Partnership Ownership %                         5.3%             5.3%

Cash generated to the
 Fund II-Fund II-OW Joint Venture*          $105,796         $ 88,285

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*          $ 10,345         $  3,320


*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the three ended March 31, 1997 and 1996. The increase in net income for the first quarter of 1997 compared to 1996 was primarily due to the decrease in accounting fees and administrative fees of approximately $5,300. Amortization of procurement fees in the amount of approximately $4,600 are included in management and leasing expenses. These fees were incorrectly included in operating expenses in first quarter 1996. The increase in net income for first quarter 1997, compared to first quarter 1996, is due to the reduction in fees noted above and reimbursement by the tenant of an annual maintenance charge of approximately $1,600. Cash generated to the joint venture increased from $88,285 in first quarter 1996 to $105,796 in first quarter 1997 due to the higher rent paid by First Union which was effective May 1, 1996, and the decrease in expenses in the current year.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------


                                               Three Months Ended
                                               ------------------
                                      March 31, 1997   March 31, 1996
                                      --------------   --------------
Revenues:
 Rental income                             $       0         $519,836
 Interest income                               2,517            7,686
                                           ---------         --------
                                               2,517          527,522
                                           ---------         --------

Expenses:
 Depreciation                                168,642          168,478
 Management and leasing expenses                   0           35,690
 Other operating expenses                     97,967           85,942
                                           ---------         --------
                                             266,609          290,110
                                           ---------         --------

Net (loss) income                          $(264,092)        $237,412
                                           =========         ========

Occupied %                                        0%             100%
Partnership Ownership %                         3.5%             3.5%

Cash distribution to the
 Fund II-Fund II-OW Joint Venture*         $       0         $293,631

Net (loss) income allocated to the
 Fund II-Fund II-OW Joint Venture*         $(173,244)        $155,742

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Net income decreased for the three months ended March 31, 1997, compared to the same period in 1996, due to the vacancy of the Atrium. Expenses decreased in first quarter 1997 compared to 1996 due to the building being vacant and the decrease in management and leasing fees. The increase in operating expenses was due primarily to expenditure of approximately $9,700 on window replacement in the building.

For details related to the recent leasing of the Atrium, please refer to the Condensed Notes to Financial Statements, Item (2) Investment in Joint Ventures.

The Brookwood Grill /Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                    Three Months Ended
                                                    ------------------
                                             March 31, 1997   March 31, 1996
                                             --------------   --------------
Revenues:
 Rental Income                                      $56,544          $56,188
 Equity in income (loss) of joint venture            10,857           (5,433)
                                                    -------          -------
                                                     67,401           50,755
                                                    -------          -------

Expenses:
 Depreciation                                        13,503           13,503
 Management and leasing expenses                      6,761            6,968
 Other operating expenses                             2,259           17,889
                                                    -------          -------
                                                     22,523           38,360
                                                    -------          -------

Net income                                          $44,878          $12,395
                                                    =======          =======

Occupied %                                             100%             100%
Partnership Ownership %                                3.3%             3.3%

Cash distribution to the
 Fund II-Fund II-OW Joint Venture*                  $47,131          $17,136

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*                  $27,982          $ 7,728

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income has remained stable for the three months ended March 31, 1997 as compared to 1996. The decrease in operating expenses for the first quarter of 1997 over the same period of 1996 is due primarily to an adjustment in property tax expense accrued in 1997 and billing of reimbursements for first quarter 1997. The increase in net income is due primarily to an increase of approximately $15,000 in the equity income of the joint venture and the adjustment and billing noted above.

Holcomb Bridge Road /Fund II, III, VI, VII Joint Venture
--------------------------------------------------------



                                                      Three Months Ended
                                                      ------------------

                                                March 31, 1997   March 31, 1996
                                                --------------   --------------
Revenues:
 Rental Income                                        $160,185         $  9,421

Expenses:
 Depreciation                                           66,130            6,120
 Management and leasing expenses                        20,580            1,051
 Other operating expenses                               30,307           18,839
                                                      --------         --------
                                                       117,017           26,010
                                                      --------         --------

Net (loss) income                                     $ 43,168         $(16,589)
                                                      ========         ========

Occupied %                                               63.0%              21%
Partnership Ownership % Fund II, III,VI, VII             0.80%             1.1%

Cash distribution to the
 Fund II-Fund III Joint Venture*                      $ 27,496         $      0

Net income (loss) allocated to the
 Fund II-Fund III Joint Venture*                      $ 10,857         $ (5,433)

*The Partnership holds a 3.31% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, and VII Joint Venture. Development is currently underway for approximately 6,700 square feet of space for which leases have been signed. Efforts are continuing to lease the remaining space of approximately 11,500 square feet.

As of March 31, 1997, nine tenants are occupying approximately 31,140 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter ended March 31, 1997, compared to the same quarter of 1996, are due to the rental income from the additional tenants and the operation of the property for a full three months.

 Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
-----------------------------------------------------------------


                                             Three Months Ended
                                             ------------------
                                      March 31, 1997   March 31, 1996
                                      --------------   --------------
Revenues:
 Rental income                              $261,866         $286,147
 Interest income                                 129              252
                                            --------         --------
                                             261,995          286,399

Expenses:
 Depreciation                                 97,668          103,800
 Management and leasing expenses              20,190           32,087
 Other operating expenses                    157,408          115,916
                                            --------         --------
                                             275,266          251,803
                                            --------         --------

Net (loss) income                           $(13,271)        $ 34,596
                                            ========         ========

Occupied %                                       76%              83%
Partnership Ownership %                         2.4%             2.4%

Cash distribution to the
 Fund II-Fund II-OW Joint Venture*          $ 35,883         $ 61,674

Net (loss) income allocated to the
 Fund II-Fund II-OW Joint Venture*          $ (5,960)        $ 15,537

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income decreased in 1997 from 1996 due primarily to lowered revenue resulting from decreased occupancy. Occupancy rate is down due to tenant move-out and the unavailability of leasable space while fire damage is being repaired. It is anticipated that repairs will be completed prior to the end of May, 1997. Operating expenses increased in 1997 over 1996 due to increase in landscaping contract and supplies and other repairs and maintenance. The decrease in depreciation in 1997 over 1996 is due to the loss of property due to the fire in September 1996. Net income of the property decreased to a loss of $(13,271) in 1997 from $34,596 in 1996 due to decreased occupancy as discussed above.

The property was 76% leased as of March 31, 1997, as compared to 83% leased, as of March 31, 1996, due to vacant space during restoration from fire damage.

Management and leasing expenses decreased due to decreased rental income.

Cherokee Commons/Fund I, II, II-OW, VI & VII Joint Venture
----------------------------------------------------------



                                               Three Months Ended
                                               ------------------
                                      March 31, 1997   March 31, 1996
                                      --------------   --------------
Revenues:
 Rental income                              $217,439         $222,621
 Interest income                                  18               19
                                            --------         --------
                                             217,457          222,640
Expenses:
 Depreciation                                107,525          107,183
 Management and leasing expenses              31,541           12,634
 Other operating expenses                     24,119           48,872
                                            --------         --------
                                             163,185          168,689
                                            --------         --------

Net income                                  $ 54,272         $ 53,951
                                            ========         ========

Occupied %                                       91%              95%
Partnership Ownership %                         2.9%             2.9%

Cash distribution to the
 Fund II-Fund II-OW Joint Venture*          $ 99,723         $ 97,203

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*          $ 29,611         $ 29,436

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental increase decreased in 1997 over 1996 levels due primarily to the decrease in occupancy. Management and leasing expenses increased in 1997, as compared to 1996, due to one-time payments of lease acquisition fees. Operating expenses decreased due primarily to a timing difference in billings to tenants for property taxes.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WELLS REAL ESTATE FUND II-OW
                         (Registrant)
Dated:  May 13, 1997      By:  /s/Leo F. Wells, III
                               --------------------
                         Leo F. Wells, III, as Individual
                         General Partner and as President,
                         Sole Director and Chief Financial
                         Officer of Wells Capital, Inc.
                         the Corporate General Partner