Form 10-Q
period 1997-06-30
WELLS REAL ESTATE FUND II-OW
filed 1997-08-08
CIK 824004

                      SECURITIES AND EXCHANGE  COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended            June 30, 1997                     or
                              ---------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                              to
                              ----------------------------------------------
Commission file number          0-17876
                      ------------------------------------------------------
                          Wells Real Estate Fund II-OW
----------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

           Georgia                           58-1754703
------------------------------        ---------------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road,  Norcross, Georgia                    30092
-----------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
                                                  ---------------------------


-----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ---       ---

                                   Form 10-Q
                                   ---------

                         Wells Real Estate Fund II-OW
                         ----------------------------

                                     INDEX
                                     -----


                                                                    Page No.
                                                                    --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

               Balance Sheets - June 30, 1997 and
                December 31, 1996....................................  3

               Statements of Income for the Three Months and Six
                Months Ended June 30, 1997 and 1996..................  4

               Statements of Partners' Capital for the Year Ended
                December 31, 1996 and the Six Months
                Ended June 30, 1997..................................  5

               Statements of Cash Flows for the Six Months
                Ended June 30, 1997 and 1996.........................  6

               Condensed Notes to Financial Statements...............  7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                Operations........................................... 12

PART II.  OTHER INFORMATION.......................................... 20

                         WELLS REAL ESTATE FUND II-OW
                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS


           Assets                       June 30, 1997  December 31, 1996
           ------                       -------------  -----------------

Investment in joint venture (Note 2)       $1,345,730         $1,370,408
Cash and cash equivalents                         846              2,074
Due from affiliate                             10,591              7,141
                                           ----------         ----------

     Total assets                          $1,357,167         $1,379,623
                                           ==========         ==========

          Liabilities And Partners' Capital
          ---------------------------------

Liabilities:
 Withholdings and accounts payable         $      333         $      238
 Partnership distributions payable                104              8,576
                                           ----------         ----------
     Total liabilities                            437              8,814
                                           ----------         ----------

Partners' Capital:
 Limited Partners:
  Class A - 6,062 units                     1,356,730          1,370,809
  Class B - 1,626 units                             0                  0
                                           ----------         ----------

     Total partners' capital                1,356,730          1,370,809
                                           ----------         ----------

       Total liabilities and               $1,357,167         $1,379,623
          partners' capital                ==========         ==========


    See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW
                    (A Georgia Public Limited Partnership)

                          STATEMENTS OF (LOSS) INCOME



                                            Three Months Ended                               Six Months Ended
                                  -----------------------------------             ---------------------------------------
                                   June 30, 1997        June 30, 1996               June 30, 1997           June 30, 1996
                                  --------------        -------------              --------------           -------------

Revenues:
  Equity in (loss) income of
   joint ventures (Note 2)           $(6,509)                $  4,874                  $(14,088)                $ 14,327
                                     -------                 --------                  --------                 --------
Expenses:
  Partnership administration               9                        0                         9                        0
                                     -------                 --------                  --------                 --------
  Net (loss) income                  $(6,500)                $  4,874                  $(14,079)                $ 14,327
                                     =======                 ========                  ========                 ========
Net (loss) income allocated to
  Class A Limited Partners           $(6,500)                $ 22,374                  $(14,079)                $ 49,318

Net loss allocated to Class
  B Limited Partners                 $  0.00                 $(17,500)                 $   0.00                 $(34,991)

Net (loss) income per Class A
  Limited Partner Unit               $  0.00                 $   3.69                  $   0.00                 $   8.14

Net loss per Class B Limited
  Partner Unit                       $  0.00                 $ (10.76)                 $   0.00                 $ (21.52)

Cash distribution per Class A
  Limited Partner Unit               $  0.00                 $   4.20                  $   0.00                 $   8.80

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

           FOR THE YEAR ENDED DECEMBER 31, 1996 AND SIX MONTHS ENDED
                                 JUNE 30, 1997



                                       LIMITED PARTNERS                TOTAL
                              ---------------------------------
                                   CLASS A             CLASS B         PARTNERS'
                                   -------             -------
                              UNITS    AMOUNT      UNITS    AMOUNT     CAPITAL
                              -----  -----------  -------  ---------  -----------

BALANCE, DECEMBER 31, 1995    6,062  $1,372,620     1,626  $ 62,276   $1,434,896

 Net income (loss)                0      68,549         0   (62,276)       6,273
 Partnership distributions        0     (70,360)        0         0      (70,360)
                              -----  ----------     -----  --------   ----------
BALANCE, DECEMBER 31, 1996    6,062  $1,370,809     1,626  $      0   $1,370,809

 Net loss                         0     (14,079)        0         0      (14,079)
                              -----  ----------     -----  --------   ----------
BALANCE, JUNE 30, 1997        6,062  $1,356,730     1,626  $      0   $1,356,730
                              =====  ==========     =====  ========   ==========

           See accompanying condensed notes to financial statements.

                                  Fund II OW

                         WELLS REAL ESTATE FUND II-OW
                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS


                                                                Six Months Ended
                                                               -----------------
                                                          June 30, 1997    June 30, 1996
                                                          -------------    -------------

Cash flows from operating activities:
 Net (loss) income                                            $(14,079)       $ 14,327
                                                              --------        --------
 Adjustments to reconcile net (loss) income to net
  cash (used in) provided by operating activities:
   Equity in loss (income) of joint venture                     14,088         (14,327)
   Changes in assets and liabilities:
     Withholdings and accounts payable                              95            (390)
                                                              --------        --------
      Total adjustments                                         14,183         (14,717)
                                                              --------        --------

      Net cash provided by (used in)
       operating activities                                        104            (390)
                                                              --------        --------

Cash flows from investing activities:
 Investment in joint venture                                   (11,073)              0
 Distribution received from joint venture                       18,214          54,725
                                                              --------        --------
                                                                 7,141          54,725
Cash flows from financing activities:
 Distributions to partners from accumulated
 earnings                                                       (8,473)        (54,725)
                                                              --------        --------

Net decrease in cash and cash equivalents                       (1,228)           (390)

Cash and cash equivalents, beginning of year                     2,074             891
                                                              --------        --------

Cash and cash equivalents, end of period                      $    846        $    501
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

     The Partnership owns equity interests in properties through its ownership in the following joint ventures: (i) Fund II-Fund II-OW Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund II (the "Fund II-Fund II-OW Joint Venture"); (ii) Fund II-Fund III Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund III, L.P. ("Fund II-Fund III Joint Venture"); (iii) Fund II-III-VI-VII Associates, a joint venture between the Fund II-Fund III Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund II, III, VI, VII Joint Venture"); (iv) Fund I-Fund II Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund I ("the Tucker Joint Venture"); and (v) Fund I, II, II-OW, VI, VII Associates, a joint venture between Wells Real Estate Fund I, the Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund I, II, II-OW, VI, VII Joint
     Venture").   Please refer to the Partnership's Form 10-K for the year ended
     December 31, 1996 for additional information on the joint ventures and properties in which the Partnership owns an interest.

     As of June 30, 1997, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton

     County, Georgia ("the Brookwood Grill"); (iv) an office/retail center currently being developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1996.

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

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owned interests in six properties as of June 30, 1997. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     FUND II-FUND II-OW JOINT VENTURE
     --------------------------------

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of June 30, 1997, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

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

     Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied the Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million is being funded out of reserves and cash flows of the Partnership, Wells Fund II and Wells Fund III. As of June 30, 1997, the Partnership had contributed approximately $11,073, Wells Fund II had contributed approximately $197,461 and Wells Fund III had contributed approximately $532,855 to the tenant improvements and outside broker commissions required. The ownership percentages in the Atrium have been adjusted as a result of these additional capital contributions, and as of June 30, 1997, the Fund II - Fund II-OW Joint Venture holds an equity interest of approximately 61%, and Wells Fund III holds an equity interest of approximately 39%.

     For a description of other joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1996.

Following are the financial statements for Fund II and II-OW:

                               FUND II AND II-OW
                           (A Georgia Joint Venture)

                                BALANCE SHEETS


                  Assets                              June 30, 1997     December 31,1996
                  ------                              -------------     ----------------

Real estate assets, at cost:
  Land                                                   $ 1,367,856       $ 1,367,856
  Building and improvements, less accumulated
    depreciation of $2,072,284 in 1997 and
    $1,704,617 in 1996                                     5,698,834         5,882,667
                                                         -----------       -----------

      Total real estate assets                             7,066,690         7,250,523
                                                         -----------       -----------

  Investment in joint ventures                            18,101,264        18,369,508
  Cash and cash equivalents                                  111,858            35,394
  Due from affiliates                                         82,767            79,835
  Accounts receivable                                         95,504           114,560
  Prepaid expenses and other assets                           71,266            79,538
                                                         -----------       -----------

          Total assets                                   $25,529,349       $25,929,358
                                                         ===========       ===========

      Liabilities and Partners' Capital
      ---------------------------------

Liabilities:
  Partnership distributions payable                      $   199,455       $   134,485
  Due to affiliates                                            5,485             5,708
                                                         -----------       -----------

          Total liabilities                                  204,940           140,193
                                                         -----------       -----------
Partners' Capital:
   Wells Real Estate Fund II                              23,978,679        24,418,757
   Wells Real Estate Fund II-OW                            1,345,730         1,370,408
                                                         -----------       -----------

          Total partners' capital                         25,324,409        25,789,165
                                                         -----------       -----------

           Total liabilities and partners' capital       $25,529,349       $25,929,358
                                                         ===========       ===========

                               FUND II AND II-OW
                           (A Georgia Joint Venture)

                          STATEMENTS OF (LOSS) INCOME


                                             Three Months Ended                                Six Months Ended
                                      ----------------------------------              -------------------------------------
                                      June 30, 1997        June 30, 1996               June 30, 1997           June 30, 1996
                                      -------------        -------------              --------------           -------------

Revenues:
 Rental income                         $ 114,717                 $114,717                $ 229,434               $229,434
 Equity in (loss) income of joint
  ventures                               (89,663)                 136,497                 (211,275)               344,941

 Interest income                             119                      100                      221                    202
                                       ---------                 --------                ---------               --------
                                          25,173                  251,314                   18,380                574,577
                                       ---------                 --------                ---------               --------
Expenses:
 Management and leasing fees               6,883                    6,883                   13,766                 13,766
 Lease acquisition costs                   4,589                    4,588                    9,178                  9,177
 Operating costs-rental property           3,925                    7,486                    4,908                 11,111
 Depreciation                             91,916                   91,916                  183,833                183,833
 Legal and accounting                     21,313                   25,150                   33,958                 38,448
 Computer costs                            1,651                      622                    4,444                  1,803
 Partnership administration               17,467                   22,872                   33,594                 46,623
                                       ---------                 --------                ---------               --------
                                         147,744                  159,517                  283,681                304,761
                                       ---------                 --------                ---------               --------

Net (loss) income                      $(122,571)                $ 91,797                $(265,301)              $269,816
                                       =========                 ========                =========               ========

Net (loss) income allocated to
 Wells Real Estate Fund II              $(116,062)                $ 86,923               $(251,213)              $255,489

Net (loss) income allocated to Wells
 Real Estate Fund II-OW                 $  (6,508)                $  4,874               $ (14,087)              $ 14,327

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

     RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1997, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 93% occupied, as compared to 92% occupied as of June 30, 1996.

     Equity in (loss) income of joint venture was $(14,079) for the six months ended June 30, 1997, as compared to $14,327 for the six months ended June 30, 1996. The decrease in equity in (loss) income of joint venture for 1997 was due primarily to the vacancy of the Atrium for the first four and one-half months of 1997.

     Distributions accrued to the Partnership from Fund II-Fund II-OW Joint Venture for the six month periods ended June 30, 1997 and June 30, 1996 were $10,591 and $10,329 respectively.

     As set forth above, the total cost to complete the required tenant improvements and outside brokerage commissions relating to the new lease for The Atrium is estimated to be approximately $1,400,000, which will be funded from reserves of the Partnership, Wells Fund II and Wells Fund III, along with cash flow from operations of the properties owned by such partnership.

     The Partnership made no cash distributions to the Limited Partners holding Class A Units for the second quarter of 1997 as compared to $4.20 per Unit for the second quarter of 1996. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units. As set forth above, substantially all cash generated from the operation of properties owned by the Partnership in the first and second quarters of 1997 is being used to fund the required tenant improvements and outside brokerage commissions relating to the new lease at The Atrium. It is anticipated that Limited Partners holding Class A Units may expect cash distributions from the Partnership to commence again at the end of third quarter of 1997.

     As of June 30, 1997, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PROPERTY OPERATIONS
-------------------

As of June 30, 1997, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

First Union at Charlotte Property/Fund II and II-OW Joint Venture
-----------------------------------------------------------------


                                         Three Months Ended                           Six Months Ended
                                  ----------------------------------         ---------------------------------
                                  June 30, 1997        June 30, 1996           June 30, 1997         June 30, 1996
                                  -------------        -------------          --------------         --------------
Revenues:
 Rental income                    $114,717                 $114,717                  $229,434               $229,434

Expenses:
 Depreciation                       91,916                   91,916                   183,833                183,833
 Management & leasing expenses      11,471                   16,060                    22,943                 22,943
 Other operating expenses            3,925                   (1,485)                    4,908                 11,112
                                  --------                 --------                  --------               --------
                                   107,312                  106,491                   211,684                217,888
                                  --------                 --------                  --------               --------

Net  income                       $  7,405                 $  8,226                  $ 17,750               $ 11,546
                                  ========                 ========                  ========               ========

Occupied %                          100.0%                   100.0%                    100.0%                 100.0%

Partnership Ownership %               5.3%                     5.3%                      5.3%                   5.3%

Cash generated to the Fund II-
 Fund II-OW Joint Venture*        $108,465                 $100,181                  $214,261               $188,466

Net income allocated to the Fund II-
 Fund II-OW Joint Venture*        $  7,405                 $  8,226                  $ 17,750               $ 11,546

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the three and six months ended June 30, 1997 and 1996. Operating expenses decreased in the six months ended June 30, 1997, compared to the same period of 1996, due primarily to the decrease in accounting and administrative fees in the first quarter of 1997. Cash generated to the Joint Venture for the three month and six month periods ended June 30, 1997 increased over the same periods of 1996 due primarily to decreased administrative expenses at the property.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                          Three Months Ended                          Six Months Ended
                                -------------------------------------          -----------------------------------
                                  June 30, 1997        June 30, 1996            June 30, 1997         June 30, 1996
                                 --------------        --------------          --------------         -------------
Revenues:
 Rental income                     $ 189,696                 $519,837                 $ 189,696             $1,039,673
 Interest income                         100                    7,632                     2,617                 15,318
                                   ---------                 --------                 ---------             ----------
                                     189,796                  527,469                   192,313              1,054,991
Expenses:
 Depreciation                        168,643                  168,619                   337,285                337,097
 Management & leasing expenses        29,010                   35,690                    29,010                 71,380
 Other operating expenses            191,232                  147,609                   289,199                233,551
                                   ---------                 --------                 ---------             ----------
                                     388,885                  351,918                   655,494                642,028
                                   ---------                 --------                 ---------             ----------

Net (loss) income                  $(199,089)                $175,551                 $(463,181)            $  412,963
                                   =========                 ========                 =========             ==========

Occupied %                            100.0%                   100.0%                    100.0%                 100.0%

Partnership Ownership %                3.25%                    3.50%                     3.25%                  3.50%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture*         $       0                 $267,288                 $       0             $  560,919

Net (loss) income allocated to the
 Fund II-Fund II-OW Joint
   Venture                         $(122,042)                $115,162                 $(295,286)            $  270,904

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental and interest decreased for the three and six month periods ended June 30, 1997, compared to the three and six months ended June 30, 1996, due to the lower rental rate being paid by Boeing, the new tenant, and the vacancy of the building for the first four and one-half months of 1997. Operating expenses increased for the three and six months ended June 30, 1997, compared to the three and six months ended June 30, 1996, due to the increased utility, repair, and maintenance expenses being paid with the leasing of the building to Boeing.

For details related to the recent leasing of the Atrium, please refer to the Condensed Notes to Financial Statements, (2) Investment in Joint Ventures.

The Brookwood Grill /Fund II and Fund III Joint Venture
-------------------------------------------------------


                                                     Three Months Ended                          Six Months Ended
                                           ------------------------------------           --------------------------------
                                            June 30, 1997        June 30, 1996            June 30, 1997       June 30, 1996
                                           ---------------      ---------------           -------------       -------------
Revenues:
 Rental income                             $56,187                 $ 56,187                  $112,731               $112,375
 Equity in income (loss) of joint
  venture                                    7,498                  (20,990)                   18,355                (26,423)
                                           -------                 --------                  --------               --------
                                            63,685                   35,197                   131,086                 85,952
Expenses:
 Depreciation                               13,503                   13,503                    27,006                 27,006
 Management & leasing expenses               7,284                    5,727                    14,045                 12,695
 Other operating expenses                   13,872                   17,387                    16,131                 35,276
                                           -------                 --------                  --------               --------
                                            34,659                   36,617                    57,182                 74,977
                                           -------                 --------                  --------               --------

Net income (loss)                          $29,026                 $ (1,420)                 $ 73,904               $ 10,975
                                           =======                 ========                  ========               ========

Occupied %                                  100.0%                   100.0%                    100.0%                 100.0%

Partnership Ownership %                      3.31%                    3.31%                     3.31%                  3.31%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture*                 $43,413                 $ 21,982                  $ 90,544               $ 39,118

Net income (loss) allocated to the
 Fund II-Fund II-OW Joint   Venture*
                                           $18,097                 $   (885)                 $ 46,079               $  6,843

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Although rental income remained stable, total revenues increased for the three and six month periods ended June 30, 1997, as compared to the same periods of 1996, due to the increased equity in income from the Fund II, III, VI, VII Joint Venture. Operating expenses decreased in 1997 compared to 1996 due primarily to the decrease in property tax reimbursements in 1996.

                                  Fund II OW

Holcomb Bridge Road /Fund II, III, VI, VII Joint Venture
--------------------------------------------------------


                                             Three Months Ended                             Six Months Ended
                                    ------------------------------------           ---------------------------------
                                    June 30, 1997         June 30, 1996             June 30, 1997       June 30, 1996
                                    -------------         -------------            ---------------      -------------

Revenues:
 Rental income                        $135,912                 $ 43,754                  $296,097               $ 53,175

Expenses:
 Depreciation                           69,982                   77,822                   136,112                 83,942
 Management & leasing expenses          22,483                    5,029                    43,063                  6,080
 Other operating expenses               13,633                   28,894                    43,940                 47,733
                                      --------                 --------                  --------               --------
                                       106,098                  111,745                   223,115                137,755
                                      --------                 --------                  --------               --------

Net income (loss)                     $ 29,814                 $(67,991)                 $ 72,982               $(84,580)
                                      ========                 ========                  ========               ========

Occupied %                                72.7%                    20.9%                     72.7%                  20.9%

Partnership Ownership %                    0.8%                    1.02%                      0.8%                  1.02%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture*            $ 25,828                 $      0                  $ 53,324               $      0

Net income (loss) allocated to the
 Fund II-Fund II-OW Joint Venture*
                                      $  7,498                 $(20,990)                 $ 18,355               $(26,423)

*The Partnership holds a 3.31% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet. Approximately 4,100 square feet is currently under construction for which leases have been signed. Efforts are continuing to lease the remaining space of approximately 9,300 square feet.

As of June 30, 1997, ten tenants are occupying approximately 36,100 square feet of space in the retail and office building under leases of varying lengths. Operating expenses decreased for the three month period ended June 30, 1997, as compared to June 30, 1996, due to the billing of CAM reimbursements for prior periods. Increases in revenues, expenses and net income for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, are due to increased occupancy at the property.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                          Three Months Ended                            Six Months Ended
                                 ------------------------------------          ----------------------------------
                                  June 30, 1997        June 30, 1996            June 30, 1997        June 30, 1996
                                 --------------       ---------------          --------------        -------------

Revenues:
 Rental income                    $267,465                 $255,854                  $529,331               $542,001
 Interest income                       133                      127                       262                    379
                                  --------                 --------                  --------               --------
                                   267,598                  255,981                   529,593                542,380
Expenses:
 Depreciation                      104,097                  104,428                   201,765                208,228
 Management & leasing expenses      44,142                   30,297                    64,332                 62,384
 Other operating expenses          144,379                  140,584                   301,787                256,500
                                  --------                 --------                  --------               --------
                                   292,618                  275,309                   567,884                527,112
                                  --------                 --------                  --------               --------

Net (loss) income                 $(25,020)                $(19,328)                 $(38,291)              $ 15,268
                                  ========                 ========                  ========               ========

Occupied %                            75.0%                    75.0%                     75.0%                  75.0%

Partnership Ownership %               2.38%                    2.38%                     2.38%                  2.38%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture*        $ 25,432                 $ 36,458                  $ 61,315               $ 98,132

Net (loss) income allocated to the
 Fund II-Fund II-OW Joint Venture*
                                  $(11,237)                $ (8,680)                 $(17,197)              $  6,857


*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income decreased for the six months period ended June 30, 1997, as compared to the same period in 1996, due primarily to decreased rental income in the first quarter 1997 and billing of a lease cancellation charge and late payment charges in 1996 of approximately $6,200. Operating expenses increased in 1997 over 1996 due to increases in utilities, landscaping, and other repairs and maintenance. Net income of the property decreased in 1997 as compared to 1996 for the reasons noted above.

Cherokee Commons/Fund I, II, II-OW, VI, VII Joint Venture
---------------------------------------------------------


                                        Three Months Ended                               Six Months Ended
                                  ----------------------------------               --------------------------------
                                  June 30, 1997        June 30, 1996               June 30, 1997        June 30, 1996
                                  -------------        -------------               --------------       -------------
Revenues:
 Rental income                      $215,973                 $223,987                  $433,412               $446,608
 Interest income                          19                       18                        37                     37
                                    --------                 --------                  --------               --------
                                     215,992                  224,005                   433,449                446,645
Expenses:
 Depreciation                        109,697                  107,461                   217,222                214,644
 Management & leasing expenses        19,323                   13,276                    50,864                 25,910
 Other operating expenses             40,203                   46,632                    64,322                 95,504
                                    --------                 --------                  --------               --------
                                     169,223                  167,369                   332,408                336,058
                                    --------                 --------                  --------               --------

Net income                          $ 46,769                 $ 56,636                  $101,041               $110,587
                                    ========                 ========                  ========               ========

Occupied %                              92.0%                    95.0%                     92.0%                  95.0%

Partnership Ownership %                 2.90%                    2.90%                     2.90%                  2.90%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture*          $ 84,542                 $106,822                  $184,265               $204,025

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*
                                    $ 25,518                 $ 30,901                  $ 55,129               $ 60,337


*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income decreased in 1997 over 1996 levels due primarily to the decrease in occupancy. Management and leasing expenses increased in 1997, as compared to 1996, due to one-time payments of lease acquisition fees. Operating expenses decreased due primarily to a timing difference in billings to tenants for property taxes.

                                  Fund II OW

                         PART  II - OTHER INFORMATION
                         ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WELLS REAL ESTATE FUND II-OW
                             (Registrant)
Dated:  August 8, 1997       By:    /s/ Leo F. Wells, III
                                    ---------------------
                             Leo F. Wells, III, as Individual
                             General Partner and as President,
                             Sole Director and Chief Financial
                             Officer of Wells Capital, Inc.
                             the Corporate General Partner