Form 10-K/A
period 1996-12-31
WELLS REAL ESTATE FUND II-OW
filed 1997-09-15
CIK 824004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
(Mark One)
[X]      Amendment No. 1 to Form 10-K

[_] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended        December 31, 1996                   or
                         --------------------------------------

[_] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                        to
                               -------------------------------------------------
Commission file number                              0-17876
                      ----------------------------------------------------------
                                          Wells Real Estate Fund II-OW
--------------------------------------------------------------------------------
                     (Exact name of registrant as specified in its charter)

          Georgia                                      58-1754703
---------------------------------       ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road Norcross, Georgia                    30092
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (770) 449-7800
                                                  ------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

         Title of each class           Name of exchange on which registered
---------------------------------  ---------------------------------------------
         NONE                          NONE
---------------------------------  ---------------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                 CLASS A UNITS
--------------------------------------------------------------------------------
                               (Title of Class)
                                 CLASS B UNITS
--------------------------------------------------------------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X            No
    ---             ---
Aggregate market value of the voting stock held by non-affiliates:

                                                                  Not Applicable
                                                                  --------------

         The information contained in the Form 10-K of Wells Real Estate Fund II-OW dated December 31, 1996 (File No. 0-17876) is hereby amended to (i) include the financial statements for the Charlotte Property which are contained on pages F-1 through F-9 of this Form 10-K/A and (ii) amend Item 14 of Part IV of the Form 10-K to list the additional financial statements filed in this Amendment.

                                     PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Report on Form 8-K
---------------------------------------------------------------------------

         Paragraph (a)1. of Item 14 of Part IV of the Form 10-K of Wells Real Estate Fund II-OW dated December 31, 1996, is hereby amended and restated as follows:

"(a)1    Financial Statements

         Information with respect to this item is contained on Pages F-2 to F-38 of the Annual Report on Form 10-K dated December 31, 1996. See Index to Financial Statements on page F-1 of said Annual Report on Form 10-K.

         Additional financial statements for the Charlotte Property are submitted at the end of this Amendment on Pages F-1 through F-9 of this Amendment to Form 10-K and are hereby incorporated herein by reference. The following Financial Statements are filed as a part of this
         Amendment:

                                                                         Page
                                                                         ----
                  Independent Auditors' Report                           F-2
                  Balance Sheets for the Charlotte                       F-3
                      Property dated December 31, 1996
                      and 1995
                  Statements of Income for the Charlotte                 F-4
                      Property for the years ended
                      December 31, 1996, 1995 and 1994
                  Statements of Partners' Capital for                    F-5
                      the Charlotte Property for the
                      years ended December 31, 1996,
                      1995 and 1994
                  Statements of Cash Flow for the                        F-6
                      Charlotte Property for the years
                      ended December 31, 1996, 1995 and
                      1994
                  Notes to Financial Statements                          F-7"


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of September, 1997

                                           Wells Real Estate Fund II-OW
                                           (Registrant)




                                           By:  /s/ Leo F. Wells, III
                                                --------------------------
                                                Leo F. Wells, III
                                                Individual General Partner and
                                                as President of Wells Capital,
                                                Inc., the Corporate General
                                                Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.


Signature                 Title
---------                 -----




/s/ Leo F. Wells, III     Individual General Partner,        September 12, 1997
---------------------     President  and Sole Director
Leo F. Wells, III         of Wells Capital,  Inc.,
                          the Corporate General Partner



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                              ARTHUR ANDERSEN LLP


                             The Charlotte Property

                              Financial Statements
                     as of December 31, 1996, 1995, and 1994
                                  Together With
                                Auditors' Report

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS








To the Partners of
Wells Real Estate Fund II
and Wells Real Estate Fund II-OW:


We have audited the accompanying balance sheets of THE CHARLOTTE PROPERTY as of December 31, 1996 and 1995 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the property's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Charlotte Property as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.






Atlanta, Georgia                                      /s/Arthur Andersen LLP
June 26, 1997

                             THE CHARLOTTE PROPERTY


                                 BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS


                                                                                           1996            1995
                                                                                        ----------      ----------
REAL ESTATE ASSETS:
    Land                                                                                $1,367,856      $1,367,856
    Building and improvements, less accumulated depreciation of $1,888,451 in
       1996 and $1,520,784 in 1995                                                       5,882,667       6,250,334
                                                                                        ----------      ----------
              Total real estate assets                                                   7,250,523       7,618,190

CASH AND CASH EQUIVALENTS                                                                   88,038          97,635

ACCOUNTS RECEIVABLE                                                                        114,560          95,202

PREPAID EXPENSES AND OTHER ASSETS                                                           79,538          97,894
                                                                                        ----------      ----------
              Total assets                                                              $7,532,659      $7,908,921
                                                                                        ==========      ==========

                        LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Payable to joint venture partners                                                  $   107,463     $   115,902
    Due to affiliates                                                                        5,708           4,616
                                                                                        ----------      ----------
              Total liabilities                                                            113,171         120,518
                                                                                        ----------      ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
    Wells Real Estate Fund II                                                            7,040,352       7,390,416
    Wells Real Estate Fund II-OW                                                           379,136         397,987
                                                                                        ----------      ----------
              Total partners' capital                                                    7,419,488       7,788,403
                                                                                        ----------      ----------
              Total liabilities and partners' capital                                   $7,532,659      $7,908,921
                                                                                        ==========      ==========


      The accompanying notes are an integral part of these balance sheets.

                             THE CHARLOTTE PROPERTY


                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994


                                                                      1996             1995            1994
                                                                   ---------        ---------        ---------
REVENUES:
    Rental income                                                  $ 460,920        $ 458,867        $ 305,911
                                                                   ---------        ---------        ---------
EXPENSES:
    Depreciation                                                     367,667          235,794          194,278
    Legal and accounting                                               6,750              169           13,587
    Management and leasing fees                                       27,532           27,532           18,355
    Lease acquisition costs                                           18,355           18,355           12,237
    Operating costs                                                   10,349           18,930          144,192
    Computer costs                                                     1,410            1,749            2,989
                                                                   ---------        ---------        ---------
                                                                     432,063          302,529          385,638
                                                                   ---------        ---------        ---------
NET INCOME (LOSS)                                                  $  28,857        $ 156,338        $ (79,727)
                                                                   =========        =========        =========
NET INCOME (LOSS) ALLOCATED TO WELLS REAL ESTATE FUND II           $  27,383        $ 148,349        $ (75,653)
                                                                   =========        =========        =========

NET INCOME (LOSS) ALLOCATED TO WELLS REAL ESTATE FUND II-OW        $   1,474        $   7,989        $  (4,074)
                                                                   =========        =========        =========


        The accompanying notes are an integral part of these statements.

                             THE CHARLOTTE PROPERTY


                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                             Wells Real       Wells Real         Total
                                               Estate           Estate          Partners'
                                              Fund II         Fund II-OW         Capital
                                             ----------       ----------       -----------
BALANCE, December 31, 1993                   $7,775,250        $418,711        $8,193,961

    Net loss                                    (75,653)         (4,074)          (79,727)
    Distributions                              (107,441)         (5,786)         (113,227)
                                             -----------      ----------       -----------
BALANCE, December 31, 1994                    7,592,156         408,851         8,001,007

    Net income                                  148,349           7,989           156,338
    Distributions                              (350,089)        (18,853)         (368,942)
                                             -----------      ----------       -----------
BALANCE, December 31, 1995                    7,390,416         397,987         7,788,403

    Net income                                   27,383           1,474            28,857
    Distributions                              (377,447)        (20,325)         (397,772)
                                             -----------      ----------       -----------
BALANCE, December 31, 1996                   $7,040,352        $379,136        $7,419,488
                                             ===========      ==========       ===========


        The accompanying notes are an integral part of these statements.

                             THE CHARLOTTE PROPERTY


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994



                                                                      1996            1995           1994
                                                                    ---------       --------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                               $  28,857       $156,338      $   (79,727)
                                                                    ---------       --------      -----------
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
           Depreciation                                               367,667        235,794          194,278
           Changes in assets and liabilities:
              Accounts receivable                                     (19,358)       (63,604)         (31,598)
              Prepaid expenses and other assets                        18,356         18,355         (116,248)
              Accounts payable                                              0        (54,599)          54,599
              Due to affiliates                                         1,092          2,770            1,846
                                                                    ---------       --------      -----------
                     Total adjustments                                367,757        138,716          102,877
                                                                    ---------       --------      -----------
                     Net cash provided by operating activities        396,614        295,054           23,150
                                                                    ---------       --------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to joint venture partners                          (406,211)      (366,265)      (1,078,904)
                                                                    ---------       --------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (9,597)       (71,211)      (1,055,754)

CASH AND CASH EQUIVALENTS, beginning of year                           97,635        168,846       (1,224,600)
                                                                    ---------       --------      -----------
CASH AND CASH EQUIVALENTS, end of year                              $  88,038       $ 97,635      $   168,846
                                                                    =========       ========      ===========

        The accompanying notes are an integral part of these statements.

                             THE CHARLOTTE PROPERTY


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1996, 1995, AND 1994


  1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Business

      The Charlotte Property ("Charlotte") is a two-story office building located in Charlotte, North Carolina. The property is owned by Fund II and II-OW, a joint venture between Wells Real Estate Fund II ("Fund II") and Wells Real Estate Fund II-OW ("Fund II-OW"). Fund II owns 95% of Fund II and II-OW and Fund II-OW owns 5% of Fund II and II-OW at December 31, 1996, 1995, and 1994. Allocation of net income (loss) and distributions are made in accordance with ownership percentages.

      Use of Estimates

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

      Income Taxes

      Charlotte is not deemed to be a taxable entity for federal income tax purposes.

      Real Estate Assets

      Real estate assets held by Charlotte are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which was effective for fiscal years beginning after December 15, 1995. SFAS No. 121 establishes standards for determining when impairment of long-lived assets have occurred and how impairment losses should be measured. Charlotte adopted SFAS No. 121 effective January 1, 1995. The impact of adopting SFAS No. 121 was not material to the financial statements of Charlotte.

      Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amount of real estate assets may not be recoverable, management assesses the recoverability of real estate assets under SFAS No. 121 by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Charlotte's real estate assets as of December 31, 1996.

      Depreciation is calculated using the straight-line method over estimated useful lives of the real estate assets. Effective October 1, 1995, Charlotte revised its estimate of the useful lives of buildings and improvements from 40 years to 25 years. This change was made to better reflect the estimated periods during which such assets will remain in service. The change had the effect of increasing depreciation expense approximately $41,516 in the fourth quarter of 1995 and $173,389 in the year ended December 31, 1996.

      Revenue Recognition

      The lease on Charlotte's real estate assets is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

      Deferred Lease Acquisition Costs

      Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

      Cash and Cash Equivalents

      For the purposes of the statements of cash flows, Charlotte considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

  2.  RENTAL INCOME

      The future minimum rental income due Charlotte under noncancelable operating leases at December 31, 1996 is as follows:


              Year ended December 31:
                  1997                          $   477,984
                  1998                              512,967
                  1999                              174,875
                                                 ----------
                                                 $1,165,826
                                                 ==========

      One tenant at Charlotte contributed 100% of rental income for the year ended December 31, 1996 and represents 100% of the future minimum rental income above.

  3.  RELATED-PARTY TRANSACTIONS

      Charlotte entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Charlotte. In consideration for supervising the management of Charlotte, Charlotte will generally pay Wells Management management and leasing fees equal to
      (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

      Charlotte incurred management and leasing fees and lease acquisition costs of $27,532, $27,532, and $18,355 for the years ended December 31, 1996,
      1995, and 1994, respectively, which were paid to Wells Management.


  4.  COMMITMENTS AND CONTINGENCIES

      Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Charlotte. In the normal course of business, Charlotte may become subject to such litigation or claims.