Form 10-Q
period 1998-03-31
WELLS REAL ESTATE FUND II-OW
filed 1998-05-13
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 1998                 or
                               ---------------------------------------------
[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to
                               --------------------------  --------------------

Commission file number                  0-17876
                      ---------------------------------------------------------

                         Wells Real Estate Fund II-OW
-------------------------------------------------------------------------------
  (Exact name of registrant as specified in its charter)

              Georgia                                     58-1754703
--------------------------------------  ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                  30092
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code       (770) 449-7800
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

Yes   X      No
    -----       -----

                                   Form 10-Q
                                   ---------

                          Wells Real Estate Fund II-OW
                          ----------------------------

                                     INDEX
                                     -----


                                                                 Page No.
                                                                --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Balance Sheets - March 31, 1998 and
                   December 31, 1997.................................. 3

                  Statements of Income for the Three Months
                   Ended March 31, 1998 and 1997...................... 4

                  Statements of Partners' Capital for the Year Ended
                   December 31, 1997 and the Three Months
                   Ended March 31, 1998............................... 5

                  Statements of Cash Flows for the Three Months
                   Ended March 31, 1998 and 1997...................... 6

                  Condensed Notes to Financial Statements............. 7

         Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations.........................................11

PART II. OTHER INFORMATION............................................19

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                  Assets                      March 31, 1998  December 31, 1997
                  ------                      --------------  -----------------

Investment in joint venture (Note 2)              $1,296,285         $1,315,255
Cash and cash equivalents                                771                741
Due from affiliate                                    21,481             18,109
                                                  ----------         ----------

     Total assets                                 $1,318,537         $1,334,105
                                                  ==========         ==========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                                 $      265         $      237
 Partnership distributions payable                    21,587             18,213
                                                  ----------         ----------
     Total liabilities                                21,852             18,450
                                                  ----------         ----------

Partners' Capital:
 Limited Partners:
  Class A - 6,062 units                            1,296,685          1,315,655
  Class B - 1,626 units                                    0                  0
                                                  ----------         ----------

     Total partners' capital                       1,296,685          1,315,655
                                                  ----------         ----------

       Total liabilities and partners' capital    $1,318,537         $1,334,105
                                                  ==========         ==========

            See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                         Three Months Ended
                                                    ------------------------------
                                                    March 31, 1998  March 31, 1997
                                                    --------------  --------------
Revenues:
  Equity income (loss) of joint venture (Note 2)            $2,510         $(7,579)
  Interest income                                                0               9
                                                            ------         -------
                                                            $2,510         $(7,570)
                                                            ------         -------

Net  income (loss) allocated to
  Class A Limited Partners                                  $2,510         $(7,570)

Net loss allocated to
  Class B Limited Partners                                  $ 0.00         $  0.00

Net income per Class A
  Limited Partner Unit                                      $ 0.41         $  0.00

Net loss per Class B
  Limited Partner Unit                                      $ 0.00         $  0.00

Cash distribution per Class A
  Limited Partner Unit                                      $ 3.54         $  0.00

           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

          FOR THE YEAR ENDED DECEMBER 31, 1997 AND THREE MONTHS ENDED
                                 MARCH 31, 1998




                                              LIMITED PARTNERS
                                     -----------------------------------
                                           CLASS A           CLASS B         TOTAL
                                     -------------------  --------------   PARTNERS'
                                     UNITS    AMOUNTS     UNITS  AMOUNTS    CAPITAL
                                     -----  ------------  -----  -------  ------------
BALANCE, DECEMBER 31, 1996           6,062   $1,370,809   1,626       $0   $1,370,809

Net loss                                 0      (18,601)      0        0      (18,601)
Partnership distributions                0      (36,553)      0        0      (36,553)
                                     -----   ----------   -----       --   ----------
BALANCE, DECEMBER 31, 1997           6,062    1,315,655   1,626        0    1,315,655

Net income                               0        2,510       0        0        2,510
Partnership distributions                0      (21,480)      0        0      (21,480)
                                     -----   ----------   -----       --   ----------
 BALANCE, MARCH 31, 1998             6,062   $1,296,685   1,626       $0   $1,296,685
                                     =====   ==========   =====       ==   ==========


           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                             Three Months Ended
                                                                      --------------------------------
                                                                      March 31, 1998   March 31, 1997
                                                                      ---------------  ---------------
Cash flows from operating activities:
 Net income (loss)                                                          $  2,510          $(7,570)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Equity in (income) loss of joint ventures                                  (2,510)           7,579
   Changes in assets and liabilities:
     Accounts payable                                                             30              149
                                                                            --------          -------
     Total adjustments                                                        (2,480)           7,728
                                                                            --------          -------
      Net cash provided by
       operating activities                                                       30              158
                                                                            --------          -------

Cash flow from investing activities:
 Distributions received from joint ventures                                   18,109            7,141
                                                                            --------          -------

Cash flow from financing activities:
 Partnership distribution paid                                               (18,109)          (8,473)
                                                                            --------          -------

Net increase (decrease) in cash and cash equivalents                              30           (1,174)

Cash and cash equivalents, beginning of year                                     741            2,074
                                                                            --------          -------

Cash and cash equivalents, end of period                                    $    771          $   900
                                                                            ========          =======

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

     The Partnership owns equity interests in properties through its ownership in the following joint ventures: (i) Fund II-Fund II-OW Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund II (the "Fund II-Fund II-OW Joint Venture"); (ii) Fund II-Fund III Joint Venture, a joint venture among the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund III, L.P. ("Fund II-Fund III Associates"); (iii) Fund II-III-VI-VII Joint Venture, a joint venture among the Fund II-Fund III Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund II, III, VI, VII Associates"); (iv) Fund I-Fund II Joint Venture, a joint venture among the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund I (the "Tucker Joint Venture"); and (v) Fund I, II, II-OW, VI, VII Joint Venture, a joint venture among Wells Real Estate Fund I, the Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund I, II, II-OW, VI, VII Joint
     Venture").   Please refer to the Partnership's Form 10-K for the year ended
     December 31, 1997 for additional information on the joint ventures and properties in which the Partnership owns an interest.

     As of March 31, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center currently being developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

     (b)  Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund II-OW (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1997.

(2)  Investment in Joint Venture
     ---------------------------

     The Partnership owned interests in six properties as of March 31, 1998 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     FUND II-FUND II-OW JOINT VENTURE
     --------------------------------

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of March 31, 1998, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

     For a description of the various joint ventures and properties owned by the Partnership, please refer to the Partnership's Form 10-K for the year ended December 31, 1997.

Following are the financial statements for Fund II and II-OW:

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                       Assets                                  March 31, 1998        December 31, 1997
                       ------                                  --------------        -----------------
Real estate, at cost:
 Land                                                             $ 1,367,856             $ 1,367,856
 Building and improvements, less accumulated
 depreciation of $2,348,034 in 1998 and
 $2,256,118 in 1997                                                 5,423,084               5,515,000
                                                                  -----------             -----------

     Total real estate assets                                       6,790,940               6,882,856
                                                                  -----------             -----------

Investment in joint ventures                                       17,481,320              17,734,845
Cash and cash equivalents                                              82,250                  84,392
Due from affiliates                                                   317,854                 248,623
Accounts receivable                                                    72,623                  84,207
Prepaid expenses and other assets                                      56,900                  61,183
                                                                  -----------             -----------

     Total assets                                                 $24,801,887             $25,096,106
                                                                  ===========             ===========

               Liabilities and Partners' Capital
               ---------------------------------
Liabilities:
 Partnership distributions payable                                $   404,541             $   341,034
 Due to affiliates                                                      4,099                   4,561
                                                                  -----------             -----------

     Total liabilities                                                408,640                 345,595
                                                                  -----------             -----------

Partners' capital:
 Wells Real Estate Fund II                                         23,096,962              23,435,256
 Wells Real Estate Fund II-OW                                       1,296,285               1,315,255
                                                                  -----------             -----------

     Total partners' capital                                       24,393,247              24,750,511
                                                                  -----------             -----------

     Total liabilities and partners' capital                      $24,801,887             $25,096,106
                                                                  ===========             ===========

           See accompanying condensed notes to financial statements.

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                              STATEMENTS OF INCOME

                                                                    Three Months Ended
                                                              -------------------------------
                                                              March 31, 1998  March 31, 1997
                                                              --------------  ---------------
Revenues:
 Rental income                                                      $114,717       $ 114,717
 Equity in income (loss) of joint ventures                            64,339        (121,612)
 Interest income                                                         130             102
                                                                    --------       ---------
                                                                     179,186          (6,793)
                                                                    --------       ---------
Expenses:
 Management & leasing expenses                                         6,883           6,883
 Lease acquisition costs                                               4,589           4,589
 Operating costs  rental property                                      3,854             983
 Depreciation                                                         91,917          91,917
 Legal and accounting                                                 12,021          12,645
 Computer costs                                                        2,075           2,793
 Partnership administration                                           10,570          16,127
                                                                    --------       ---------
                                                                     131,909         135,937
                                                                    --------       ---------

Net income (loss)                                                   $ 47,277       $(142,730)
                                                                    ========       =========

Net income (loss) allocated to Wells
 Real Estate Fund II                                                $ 44,767       $(135,151)

Net income (loss) allocated to Wells
 Real Estate Fund II-OW                                             $  2,510       $  (7,579)

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

     RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS
     ---------------------------------------------------------

     General
     -------

     As of March 31, 1998, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 95% occupied, as compared to 64% occupied as of March 31, 1997. The increase in the occupied percentages for 1998 compared to 1997 is due to the vacancy of the Atrium during the first quarter of 1997.

     The increase in gross revenues of the Partnership to $2,510 for the three months ended March 31, 1998, as compared to $(7,579) for the three months ended March 31, 1997, is due to the occupancy of The Atrium by Boeing Company in May 1997.

     The Partnership's cash flow from investing activities and cash flow from financing activities increased in 1998, compared to 1997, due to the increase in income which resulted from the new lease at The Atrium. Since all cash received from joint ventures is distributed currently, cash and cash equivalents remain stable.

     Distributions accrued to the Partnership from Fund II-Fund II-OW Joint Venture for the three month periods ended March 31, 1998 and March 31, 1997 were $8,474 and $10,329, respectively.

     The Partnership made cash distributions in the amount of $3.54 per Unit to the Limited Partners holding Class A Units for the first quarter of 1998. No cash distributions were made to the Limited Partners holding Class A Units for the first quarter of 1997, due to the reserve required to fund tenant improvements at The Atrium. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.

     As of March 31, 1998, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

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

     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires certain transactions (e.g., unrealized gains/losses on available for sale securities) that are not reflected in net income to be displayed as other comprehensive income. The Statement also requires an entity to report total comprehensive income (i.e., net income plus other comprehensive income) for every period in which an income statement is presented. SFAS No. 130 is effective for annual and interim periods beginning after December 15, 1997. None of the transactions required to be reported in other comprehensive income pertain to the Partnership; consequently, adoption of this Statement had no impact on the partnership's disclosures.

PROPERTY OPERATIONS
-------------------

As of March 31, 1998, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

First Union at Charlotte /Fund II and II-OW Joint Venture
---------------------------------------------------------

                                                                        Three Months Ended
                                                           -------------------------------------------
                                                           March 31, 1998               March 31, 1997
                                                           --------------               --------------
Revenues:
 Rental income                                                  $114,717                      $114,717

Expenses:
 Depreciation                                                     91,917                        91,917
 Management & leasing expenses                                    11,472                        11,472
 Other operating expenses                                          3,724                           983
                                                                --------                      --------
                                                                 107,113                       104,372
                                                                --------                      --------

Net income                                                      $  7,604                      $ 10,345
                                                                ========                      ========

Occupied %                                                           100%                          100%
Partnership's Ownership %                                            5.3%                          5.3%

Cash distributions to the
 Fund II-Fund II-OW Joint Venture*                              $111,344                      $105,796

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*                              $  7,604                      $ 10,345

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the three months ended March 31, 1998 and 1997. The decrease in net income for the first quarter of 1998 compared to 1997 was primarily due to the increase in accounting fees and administrative fees of approximately $2,200. Cash generated to the joint venture increased from $105,796 in first quarter 1997 to $111,344 in first quarter 1998 due primarily to the receipt of a refund of 1997 insurance premiums.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                                      Three Months Ended
                                                          --------------------------------------------
                                                          March 31, 1998                March 31, 1997
                                                          --------------                --------------
Revenues:
 Rental income                                                  $367,536                     $       0
 Interest income                                                       0                         2,517
                                                                --------                     ---------
                                                                 367,536                         2,517
                                                                --------                     ---------
Expenses:
 Depreciation                                                    216,930                       168,642
 Management & leasing expenses                                    44,488                             0
 Other operating expenses                                        158,431                        97,967
                                                                --------                     ---------
                                                                 419,849                       266,609
                                                                --------                     ---------

Net (loss)                                                      $(52,313)                    $(264,092)
                                                                ========                     =========

Occupied %                                                           100%                            0%
Partnership's Ownership %                                           3.25%                         3.50%

Cash distributions to the
 Fund II-Fund II-OW Joint Venture*                              $112,949                     $       0

Net (loss) allocated to the
 Fund II-Fund II-OW Joint Venture*                              $(32,068)                    $(173,244)

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased for the three months ended March 31, 1998, compared to the same period in 1997, due to the vacancy of the Atrium for the first four and a half months of 1997.

Depreciation, management and leasing, and other expenses increased in 1998 compared to 1997 with the occupancy of the building by Boeing. Cash generated to the joint venture increased, due primarily to the increase in rental revenues and reimbursement of tenant improvements of approximately $12,000 received from Boeing.

The Brookwood Grill /Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                                      Three Months Ended
                                                          --------------------------------------------
                                                          March 31, 1998                March 31, 1997
                                                          --------------                --------------
Revenues:
 Rental income                                                   $56,338                       $56,544
 Equity in income of joint venture                                16,131                        10,857
                                                                 -------                       -------
                                                                  72,469                        67,401
                                                                 -------                       -------
Expenses:
 Depreciation                                                     13,503                        13,503
 Management & leasing expenses                                     7,033                         6,761
 Other operating expenses                                          5,229                         2,259
                                                                 -------                       -------
                                                                  25,765                        22,523
                                                                 -------                       -------

Net income                                                       $46,704                       $44,878
                                                                 =======                       =======

Occupied %                                                           100%                          100%
Partnership's Ownership %                                            3.3%                          3.3%

Cash distributions to the
 Fund II-Fund II-OW Joint Venture*                               $57,651                       $47,131

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*                               $29,120                       $27,982

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income has increased for the three months ended March 31, 1998 as compared to 1997, due primarily to the increase in equity in income of joint venture, which is the result of increased occupancy at the Holcomb Bridge Property. The increase in operating expenses for the first quarter of 1998 over the same period of 1997 is due primarily to billing of reimbursements in first quarter 1997. The increase in net income is due primarily to the increase of approximately $5,000 in the equity income of the joint venture which was partially offset by the decrease in reimbursements noted above.

Holcomb Bridge Road /Fund II, III, VI, VII Joint Venture
--------------------------------------------------------

                                                                       Three Months Ended
                                                          ---------------------------------------------
                                                          March 31, 1998                 March 31, 1997
                                                          --------------                 --------------
Revenues:
 Rental income                                                  $213,235                      $160,185

Expenses:
 Depreciation                                                     93,904                        66,130
 Management & leasing expenses                                    29,364                        20,580
 Other operating expenses                                         23,033                        30,307
                                                                --------                      --------
                                                                 146,301                       117,017
                                                                --------                      --------

Net income                                                      $ 66,934                      $ 43,168
                                                                ========                      ========

Occupied %                                                          94.1%                         63.0%
Partnership's Ownership %                                             .8%                           .8%

Cash distributions to the
 Fund II-Fund II-OW Joint Venture*                              $ 41,168                      $ 27,496

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*                              $ 16,131                      $ 10,857

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road to the Fund II, III, VI, VII Joint Venture. Development is being completed on two buildings with a total of approximately 49,500 square feet.

As of March 31, 1998, fourteen tenants are occupying approximately 46,600 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, expenses and net income for the quarter ended March 31, 1998, compared to the same quarter of 1997, are due to the five additional tenants occupying the property in 1998, as compared to the first quarter of 1997.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                                                      Three Months Ended
                                                          --------------------------------------------
                                                          March 31, 1998                March 31, 1997
                                                          --------------                --------------
Revenues:
 Rental income                                                  $300,361                      $261,866
 Interest income                                                     137                           129
                                                                --------                      --------
                                                                 300,498                       261,995
                                                                --------                      --------
Expenses:
 Depreciation                                                    107,288                        97,668
 Management & leasing expenses                                    42,588                        20,190
 Other operating expenses                                        109,595                       157,408
                                                                --------                      --------
                                                                 259,471                       275,266
                                                                --------                      --------

Net  income (loss)                                              $ 41,027                      $(13,271)
                                                                ========                      ========

Occupied %                                                            83%                           76%
Partnership's Ownership %                                            2.4%                          2.4%

Cash distributions to the
 Fund II-Fund II-OW Joint Venture*                              $ 44,564                      $ 35,883

Net income (loss) allocated to the
 Fund II-Fund II-OW Joint Venture*                              $ 18,425                      $ (5,960)

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1998 from 1997, due primarily to the increase in occupancy from 76% to 83%. Management and leasing expenses increased over prior year, due to increased occupancy and revenues. Other operating expenses decreased, due to a significant decrease in landscaping expenses and plumbing and roofing repairs.

Cherokee Commons/Fund I, II, II-OW, VI & VII Joint Venture
----------------------------------------------------------

                                                                      Three Months Ended
                                                          --------------------------------------------
                                                          March 31, 1998                March 31, 1997
                                                          --------------                --------------
Revenues:
 Rental income                                                  $228,977                      $217,439
 Interest income                                                      22                            18
                                                                --------                      --------
                                                                 228,999                       217,457
                                                                --------                      --------
Expenses:
 Depreciation                                                    110,563                       107,525
 Management & leasing expenses                                    25,751                        31,541
 Other operating expenses                                          3,131                        24,119
                                                                --------                      --------
                                                                 139,445                       163,185
                                                                --------                      --------

Net income                                                      $ 89,554                      $ 54,272
                                                                ========                      ========

Occupied %                                                            91%                           91%
Partnership's Ownership %                                            2.9%                          2.9%

Cash distributed to the
 Fund II-Fund II-OW Joint Venture*                              $102,700                      $ 99,723

Net income allocated to the
 Fund II-Fund II-OW Joint Venture*                              $ 48,861                      $ 29,611

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1998 over 1997, due primarily to a one time adjustment made to the straight-line rent schedule. Management and leasing expenses decreased in 1998, as compared to 1997, due to decreased leasing commissions. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, common area expenses, and legal fees.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the first quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              WELLS REAL ESTATE FUND II-OW
                                              (Registrant)
Dated:  May 11, 1998                      By: /s/Leo F. Wells, III
                                              -----------------------------
                                              Leo F. Wells, III, as Individual
                                              General Partner and as President
                                              and Chief Financial Officer
                                              of Wells Capital, Inc.
                                              the Corporate General Partner