Form 10-Q
period 1998-06-30
WELLS REAL ESTATE FUND II-OW
filed 1998-08-12
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q



(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   June 30, 1998                               or
                              -----------------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                           to
                              ---------------------------  --------------------

Commission file number                      0-16518
                      ---------------------------------------------------------

                         Wells Real Estate Fund II-OW
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Georgia                                      58-1678709
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                30092
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

                                     INDEX
                                     -----


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Balance Sheets - June 30, 1998
         and December 31, 1997..............................................   3

        Statements of Income for the Three Months and Six Months
         Ended June 30, 1998 and 1997.......................................   4

        Statements of Partners' Capital for the Year Ended
         December 31, 1997 and the Six Months
         Ended June 30, 1998................................................   5

        Statements of Cash Flows for the Six Months
         Ended June 30, 1998 and 1997.......................................   6

        Condensed Notes to Financial Statements.............................   7

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations.........................................................  11


PART II.  OTHER INFORMATION.................................................  19

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


             Assets                     June 30, 1998  December 31, 1997
             ------                     -------------  -----------------

Investment in joint venture (Note 2)       $1,276,402         $1,315,255
Cash and cash equivalents                         667                741
Due from affiliate                             22,621             18,109
                                           ----------         ----------

     Total assets                          $1,299,690         $1,334,105
                                           ==========         ==========

 Liabilities and Partners' Capital
 ---------------------------------

Liabilities:
 Accounts payable                          $      165         $      237
 Partnership distributions payable             22,724             18,213
                                           ----------         ----------
     Total liabilities                         22,889             18,450
                                           ----------         ----------

Partners' Capital:
 Limited Partners:
  Class A - 6,062 units                     1,276,801          1,315,655
  Class B - 1,626 units                             0                  0
                                           ----------         ----------

     Total partners' capital                1,276,801          1,315,655
                                           ----------         ----------

       Total liabilities and partners'
          capital                          $1,299,690         $1,334,105
                                           ==========         ==========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)
                          STATEMENTS OF (LOSS) INCOME

                                         Three Months Ended                 Six Months Ended
                                  ------------------------------    ------------------------------
                                  June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                  -------------    -------------    -------------    -------------
Revenues:
  Equity in (loss) income of
   joint ventures (Note 2)              $2,737           $(6,509)          $5,248         $(14,088)
                                        ------           -------           ------         --------

Expenses:
  Partnership administration                 0                 9                0                9
                                        ------           -------           ------         --------
  Net income (loss)                     $2,737           $(6,500)          $5,248         $(14,079)
                                        ======           =======           ======         ========

Net income (loss) allocated to
  Class A Limited Partners              $2,738           $(6,500)          $5,248         $(14,079)

Net loss allocated to Class
  B Limited Partners                    $ 0.00           $  0.00           $ 0.00         $   0.00

Net income (loss) per Class A
  Limited Partner Unit                  $ 0.46           $ (1.07)          $ 0.87         $  (2.32)

Net loss per Class B Limited
  Partner Unit                          $ 0.00           $  0.00           $ 0.00         $   0.00

Cash distribution per Class A
  Limited Partner Unit                  $ 3.73           $  0.00           $ 7.27         $   0.00

           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

          FOR THE YEAR ENDED DECEMBER 31, 1997 AND THREE MONTHS ENDED
                                 JUNE 30, 1998

                                              LIMITED PARTNERS
                                     -----------------------------------
                                           CLASS A           CLASS B         TOTAL
                                     -------------------  --------------   PARTNERS'
                                     UNITS    AMOUNTS     UNITS  AMOUNTS    CAPITAL
                                     -----  ------------  -----  -------  ------------
BALANCE, DECEMBER 31, 1996           6,062   $1,370,809   1,626       $0   $1,370,809

Net loss                                 0      (18,601)      0        0      (18,601)
Partnership distributions                0      (36,553)      0        0      (36,553)
                                     -----   ----------   -----       --   ----------
BALANCE, DECEMBER 31, 1997           6,062    1,315,655   1,626        0    1,315,655

Net income                               0        5,248       0        0        5,248
Partnership distributions                0      (44,102)      0        0      (44,102)
                                     -----   ----------   -----       --   ----------
BALANCE, JUNE 30, 1998               6,062   $1,276,801   1,626       $0   $1,276,801
                                     =====   ==========   =====       ==   ==========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                           STATEMENTS OF CASH FLOWS

                                                                             Six Months Ended
                                                                      ------------------------------
                                                                      June 30, 1998   June 30, 1997
                                                                      --------------  --------------
Cash flows from operating activities:
 Net income (loss)                                                         $  5,248        $(14,079)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Equity in (income) loss of joint ventures                                 (5,248)         14,088
   Changes in assets and liabilities:
     Withholdings and accounts payable                                          (72)            (95)
                                                                           --------        --------
     Total adjustments                                                       (5,320)         14,183
                                                                           --------        --------
      Net cash provided by (used in)
       operating activities                                                     (72)            104
                                                                           --------        --------

Cash flow from investing activities:
 Investment in joint venture                                                      0         (11,073)
 Distributions received from joint venture                                   39,590          18,214
                                                                           --------        --------
                                                                             39,590           7,141

Cash flow from financing activities:
 Distributions to partners from accumulated earnings
                                                                            (39,591)         (8,473)
                                                                           --------        --------

Net (decrease) in cash and cash equivalents                                     (73)         (1,228)

Cash and cash equivalents, beginning of year                                    741           2,074
                                                                           --------        --------

Cash and cash equivalents, end of period                                   $    668        $    846
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

     As of June 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center developed in Fulton

     County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

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

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owned interests in six properties as of June 30, 1998. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

Following are the financial statements for Fund II and II-OW:

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                                BALANCE SHEETS

                     Assets                          June 30, 1998  December 31, 1997
                     ------                          -------------  -----------------
Real estate, at cost:
 Land                                                  $ 1,367,856        $ 1,367,856
 Building and improvements, less accumulated
 depreciation of $2,439,951 in 1998 and
 $2,256,118 in 1997                                      5,331,167          5,515,000
                                                       -----------        -----------

     Total real estate assets                            6,699,023          6,882,856
                                                       -----------        -----------

Investment in joint ventures                            17,216,093         17,734,845
Cash and cash equivalents                                   72,451             84,392
Due from affiliates                                        349,229            248,623
Accounts receivable                                         59,088             84,207
Prepaid expenses and other assets                           52,209             61,183
                                                       -----------        -----------

     Total assets                                      $24,448,093        $25,096,106
                                                       ===========        ===========

       Liabilities and Partners' Capital
       ---------------------------------

Liabilities:
 Partnership distributions payable                     $   426,004        $   341,034
 Due to affiliates                                           3,288              4,561
                                                       -----------        -----------

     Total liabilities                                     429,292            345,595
                                                       -----------        -----------

Partners' capital:
 Wells Real Estate Fund II                              22,742,399         23,435,256
 Wells Real Estate Fund II-OW                            1,276,402          1,315,255
                                                       -----------        -----------

     Total partners' capital                            24,018,801         24,750,511
                                                       -----------        -----------

     Total liabilities and partners' capital           $24,448,093        $25,096,106
                                                       ===========        ===========

           See accompanying condensed notes to financial statements.

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                          STATEMENTS OF (LOSS) INCOME

                                           Three Months Ended               Six Months Ended
                                      -----------------------------   -----------------------------
                                      June 30, 1998   June 30, 1997   June 30, 1998   June 30, 1997
                                      -------------   -------------   -------------   -------------
Revenues:
 Rental income                            $114,717        $ 114,717        $229,434       $ 229,434
 Equity in (loss) income of joint
  ventures                                  84,001          (89,663)        148,340        (211,275)

 Interest income                               114              119             244             221
                                          --------        ---------        --------       ---------
                                           198,832           25,173         378,018          18,380
                                          --------        ---------        --------       ---------
Expenses:
 Management and leasing fees                 6,883            6,883          13,766          13,766
 Lease acquisition costs                     4,588            4,589           9,177           9,178
 Operating costs-rental property             2,972            3,925           6,826           4,908
 Depreciation                               91,916           91,916         183,833         183,833
 Legal and accounting                       21,574           21,313          33,595          33,958
 Computer costs                              1,309            1,651           3,384           4,444
 Partnership administration                 18,032           17,467          28,602          33,594
                                          --------        ---------        --------       ---------
                                           147,274          147,744         279,183         283,681
                                          --------        ---------        --------       ---------

Net income (loss)                         $ 51,558        $(122,571)       $ 98,835       $(265,301)
                                          ========        =========        ========       =========

Net income (loss) allocated to
 Wells Real Estate Fund II                $ 48,821        $(116,062)       $ 93,587       $(251,213)

Net income (loss) allocated to Wells
 Real Estate Fund II-OW                   $  2,737        $  (6,508)       $  5,248       $ (14,087)

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -----------------------------------------------------------------------
     RESULTS OF OPERATIONS.
     ----------------------

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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of June 30, 1998, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 95% occupied, as compared to 92% occupied as of June 30, 1997. The increase in the occupied percentages for 1998 compared to 1997 is due to the increased occupancy of the 880 Holcomb Bridge Road property.

     The increase in gross revenues of the Partnership to $2,737 for the three months ended June 30, 1998, as compared to $(6,509) for the three months ended June 30, 1997 and $5,248 for the six months ended June 30, 1998, as compared to $(14,079) for the same period of 1997, is due to the occupancy of The Atrium by Boeing Company in May 1997. Administrative expenses of the Partnership which are incurred at the joint venture level, remained relatively stable for the three months ended June 30, 1998, but decreased for the six months ended June 30, 1998, compared to the same period of 1997, due primarily to decreases in professional fees, and other administrative expenses.

     The Partnership's cash flow from investing activities and cash flow from financing activities increased in 1998, compared to 1997, due to the increase in distributions from joint ventures and subsequent distributions to limited partners as a result of the new lease at The Atrium. Since all cash received from joint ventures is distributed currently, cash and cash equivalents remain stable.

     Distributions accrued to the Partnership from Fund II-Fund II-OW Joint Venture for the six month periods ended June 30, 1998 and June 30, 1997 were $44,102 and $10,591, respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units for the second quarter of 1998 in the amount of $3.73 per Unit. No cash distributions were made to Limited Partners holding Class A Units for second quarter 1997, due to the reserve required to fund tenant improvements at The Atrium. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.

     As of June 30, 1998, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

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

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PROPERTY OPERATIONS
-------------------

As of June 30, 1998, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

First Union at Charlotte /Fund II and II-OW Joint Venture
---------------------------------------------------------

                                          Three Months Ended                      Six Months Ended
                                    -------------------------------       -------------------------------
                                    June 30, 1998     June 30, 1997       June 30, 1998     June 30, 1997
                                    -------------     -------------       -------------     -------------
Revenues:
 Rental income                           $114,717          $114,717            $229,434          $229,434

Expenses:
 Depreciation                              91,916            91,916             183,833           183,833
 Management & leasing expenses             11,472            11,471              22,944            22,943
 Other operating expenses                   2,954             3,925               6,678             4,908
                                         --------          --------            --------          --------
                                          106,342           107,312             213,455           211,684
                                         --------          --------            --------          --------

Net  income                              $  8,375          $  7,405            $ 15,979          $ 17,750
                                         ========          ========            ========          ========

Occupied %                                  100.0%            100.0%              100.0%            100.0%

Partnership Ownership %                       5.3%              5.3%                5.3%              5.3%

Cash generated to the Fund II-
 Fund II-OW Joint Venture*               $117,594          $108,465            $228,938          $214,261

Net income generated to the Fund II-
 Fund II-OW Joint Venture*                $  8,375          $  7,405            $ 15,979          $ 17,750


*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Property operations remained stable for the three and six months ended June 30, 1998 and 1997. Cash generated to the Joint Venture for the three months and six months ended June 30, 1998 increased over the same periods of 1997, due to an increase in rental income billed to the tenant (rental income is straight lined for financial statement reporting).

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                        Three Months Ended                  Six Months Ended
                                  ------------------------------      ------------------------------
                                  June 30, 1998    June 30, 1997      June 30, 1998    June 30, 1997
                                  -------------    -------------      -------------    -------------
Revenues:
 Rental income                         $367,536        $ 189,696          $ 735,072        $ 189,696
 Interest income                         13,280              100             13,280            2,617
                                       --------        ---------          ---------        ---------
                                        380,816          189,796            748,352          192,313
                                       --------        ---------          ---------        ---------
Expenses:
 Depreciation                           216,930          168,643            433,860          337,285
 Management & leasing expenses           44,679           29,010             89,167           29,010
 Other operating expenses               183,393          191,232            341,824          289,199
                                       --------        ---------          ---------        ---------
                                        445,002          388,885            864,851          655,494
                                       --------        ---------          ---------        ---------

Net  loss                              $(64,186)       $(199,089)         $(116,499)       $(463,181)
                                       ========        =========          =========        =========

Occupied %                                100.0%           100.0%             100.0%           100.0%

Partnership Ownership %                     3.2%             3.2%               3.2%             3.2%

Cash distributed to the Fund II-
 Fund II-OW Joint Venture              $105,670        $       0          $ 218,619        $       0

Net loss allocated to the Fund II
 -Fund II-OW Joint Venture             $(39,346)       $(122,042)         $ (71,414)       $(295,286)


Rental income increased for the three months and six months ended June 30, 1998, compared to the same period in 1997, due to the vacancy of the Atrium for the first four and a half months of 1997.

Depreciation, management and leasing, and other expenses have increased in 1998 compared to 1997 with the occupancy of the building by Boeing. Cash generated to the Partnership increased, due primarily to the increase in rental revenues and reimbursement of tenant improvements of approximately $12,000 received from Boeing.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                             Three Months Ended                   Six Months Ended
                                       ------------------------------      ------------------------------
                                       June 30, 1998    June 30, 1997      June 30, 1998    June 30, 1997
                                       -------------    -------------      -------------    -------------
Revenues:
 Rental income                              $ 56,037          $56,187           $112,375         $112,731
 Equity in income of joint venture            16,943            7,498             33,074           18,355
                                            --------          -------           --------         --------
                                              72,980           63,685            145,449          131,086
Expenses:
 Depreciation                                 13,503           13,503             27,006           27,006
 Management & leasing expenses                 6,492            7,284             13,525           14,045
 Other operating expenses                    (23,721)          13,872            (18,492)          16,131
                                            --------          -------           --------         --------
                                              (3,726)          34,659             22,039           57,182
                                            --------          -------           --------         --------

Net income                                  $ 76,706          $29,026           $123,410         $ 73,904
                                            ========          =======           ========         ========

Occupied %                                     100.0%           100.0%             100.0%           100.0%

Partnership Ownership %                          3.3%             3.3%               3.3%             3.3%

Cash distributed to the
 Fund II-Fund II-OW Joint Venture           $ 76,364          $43,413           $134,015         $ 90,544

Net income allocated to the
 Fund II-Fund II-OW Joint Venture           $ 47,826          $18,097           $ 76,946         $ 46,079

Although rental income remained stable, total revenues increased for the three and six month periods ended June 30, 1998, as compared to the same periods in 1997, due to the increased equity in income from the Fund II, III, VI, and VII Joint Venture, as the Holcomb Bridge Property became 100% occupied. Operating expenses decreased for the three months ended June 30, 1998, as compared to the same period in 1997, due primarily to the billing of reimbursements during the second quarter in 1998, as compared to billing in the first quarter of 1997. Year-to-date operating expenses decreased in 1998, as compared to 1997, due primarily to a change in method of billing water reimbursements to the tenant which will result in the tenant being charged for a greater share.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                        Three Months Ended                 Six Months Ended
                                  ------------------------------    ------------------------------
                                  June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                  -------------    -------------    -------------    -------------
Revenues:
 Rental income                         $208,645         $135,912         $421,880         $296,097

Expenses:
 Depreciation                            94,129           69,982          188,033          136,112
 Management & leasing expenses           29,888           22,483           59,252           43,063
 Other operating expenses                13,797           13,633           36,830           43,940
                                       --------         --------         --------         --------
                                        137,814          106,098          284,115          223,115
                                       --------         --------         --------         --------

Net income                             $ 70,831         $ 29,814         $137,765         $ 72,982
                                       ========         ========         ========         ========

Occupied %                                100.0%            72.7%           100.0%            72.7%

Partnership Ownership %                      .8%              .8%              .8%              .8%

Cash distributed to the
 Fund II-Fund III Joint Venture        $ 41,990         $ 25,828         $ 83,158         $ 53,324

Net income allocated to the
 Fund II-Fund III Joint Venture        $ 16,943         $  7,498         $ 33,074         $ 18,355

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at 880 Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, VII Joint Venture. Development has been completed on two buildings with a total of approximately 49,500 square feet.

As of June 30, 1998, fourteen tenants are occupying approximately 49,500 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, total expenses and net income for the quarter and six months ended June 30, 1998, compared to the same period of 1997, are due to the property being 100% occupied as of June 30, 1998, as compared to the same period of 1997.

The Partnership's ownership percentage in the Fund II,III,VI,VII Joint Venture decreased to 14.2% in 1998, as compared to 14.9% in 1997, due to additional funding by Wells Fund VI and Wells Fund VII.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                        Three Months Ended                 Six Months Ended
                                  -------------------------------    -----------------------------
                                  June 30, 1998    June 30, 1997    June 30, 1998   June 30, 1997
                                  -------------    -------------    -------------   -------------
Revenues:
 Rental income                         $311,526         $267,465         $611,887        $529,331
 Interest income                            135              133              272             262
                                       --------         --------         --------        --------
                                        311,661          267,598          612,159         529,593
Expenses:
 Depreciation                           107,288          104,097          214,576         201,765
 Management & leasing expenses           34,645           44,142           77,233          64,332
 Other operating expenses               116,379          144,379          225,974         301,787
                                       --------         --------         --------        --------
                                        258,312          292,618          517,783         567,884
                                       --------         --------         --------        --------

Net (loss) income                      $ 53,349         $(25,020)        $ 94,376        $(38,291)
                                       ========         ========         ========        ========

Occupied %                                 82.0%            75.0%            82.0%           75.0%

Partnership Ownership %                     2.4%             2.4%             2.4%            2.4%

Cash distributed to the
 Fund II-Fund II-OW Joint Venture*     $ 51,429         $ 25,432         $ 95,993        $ 61,315


Net (loss) income allocated to the
 Fund II-Fund II-OW Joint
 Venture                               $ 23,959         $(11,237)        $ 42,384        $(17,197)

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1998 from 1997, due primarily to the increase in occupancy from 75% to 82%. Management and leasing expenses increased over prior year, due to increased occupancy and revenues. Other operating expenses decreased, due to a significant decrease in landscaping expenses and plumbing and roofing repairs.

Cherokee Property - Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------

                                          Three Months Ended              Six Months Ended
                                  ------------------------------    -------------------------------
                                  June 30, 1998    June 30, 1997    June 30, 1998    June 30, 1997
                                  -------------    -------------    -------------    -------------
Revenues:
 Rental income                         $225,705         $215,973         $454,682         $433,412
 Interest income                             19               19               41               37
                                       --------         --------         --------         --------
                                        225,724          215,992          454,723          433,449
Expenses:
 Depreciation                           110,564          109,697          221,127          217,222
 Management & leasing expenses           18,737           19,323           44,488           50,864
 Other operating expenses                 1,919           40,203            5,050           64,322
                                       --------         --------         --------         --------
                                        131,220          169,223          270,665          332,408
                                       --------         --------         --------         --------

Net income                             $ 94,504         $ 46,769         $184,058         $101,041
                                       ========         ========         ========         ========

Occupied %                                 91.0%            92.0%            91.0%            92.0%

Partnership Ownership %                     2.9%             2.9%             2.9%             2.9%

Cash distributed to the
 Fund II-Fund II-OW Joint Venture*     $115,766         $ 84,542         $218,466         $184,265


Net income allocated to the
 Fund II-Fund II-OW Joint
 Venture*                              $ 51,563         $ 25,518         $100,424         $ 55,129

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1998 over 1997, due primarily to the one time adjustment made in 1997 to the straight line rent schedule. Management and leasing expenses decreased in 1998, as compared to 1997, due to decreased leasing commissions. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, common area expenses, and legal fees.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           WELLS REAL ESTATE FUND II-OW
                                           (Registrant)
Dated:  August 10, 1998                    By: /s/Leo F. Wells, III
                                           ---------------------------------
                                           Leo F. Wells, III, as Individual
                                           General Partner and as President,
                                           Sole Director and Chief Financial
                                           Officer of Wells Capital, Inc.
                                           the Corporate General Partner