Form 10-Q
period 1998-09-30
WELLS REAL ESTATE FUND II-OW
filed 1998-11-13
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended            September 30, 1998          or
                                 ------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to
                                --------------------    -----------------
Commission file number                     0-16518
                       --------------------------------------------------

                         Wells Real Estate Fund II-OW
-------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                  58-1678709
-------------------------------     -------------------------------------
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia             30092
-------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
                                                   ----------------------

-------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


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

                                     INDEX
                                     -----


                                                                       Page No.

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

            Balance Sheets - September 30, 1998
              and December 31, 1997.....................................   3

            Statements of Income for the Three Months and Nine Months
              Ended September 30, 1998 and 1997.........................   4

            Statements of Partners' Capital for the Year Ended
              December 31, 1997 and the Nine Months
              Ended September 30, 1998..................................   5

            Statements of Cash Flows for the Nine Months
              Ended September 30, 1998 and 1997.........................   6

            Condensed Notes to Financial Statements.....................   7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations............................................  11

PART II.  OTHER INFORMATION.............................................  19

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                Assets                    September 30, 1998  December 31, 1997
                ------                    ------------------  -----------------

Investment in joint venture (Note 2)            $1,256,980         $1,315,255
Cash and cash equivalents                              668                741
Due from affiliate                                  21,635             18,109
                                                ----------         ----------

     Total assets                               $1,279,284         $1,334,105
                                                ==========         ==========

          Liabilities and Partners' Capital
          ---------------------------------

Liabilities:
 Accounts payable                               $      164         $      237
 Partnership distributions payable                  21,739             18,213
                                                ----------         ----------
     Total liabilities                              21,903             18,450
                                                ----------         ----------

Partners' Capital:
 Limited Partners:
  Class A - 6,062 units                          1,257,381          1,315,655
  Class B - 1,626 units                                  0                  0
                                                ----------         ----------

     Total partners' capital                     1,257,381          1,315,655
                                                ----------         ----------

      Total liabilities and partners' capital   $1,279,284         $1,334,105
                                                ==========         ==========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW
                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                          STATEMENTS OF (LOSS) INCOME


                                                     Three Months Ended                            Nine Months Ended
                                        ------------------------------------------      ----------------------------------------
                                         Sept. 30, 1998           Sept. 30, 1997         Sept. 30, 1998         Sept.  30, 1997
                                        ------------------    --------------------      ------------------     -----------------
Revenues:
  Equity in (loss) income of
   joint ventures (Note 2)                  $2,215                  $3,237                   $7,463                $(10,851)
                                            ------                  ------                   ------                --------
  Interest Income                                0                       0                        0                       9
                                            ------                  ------                   ------                --------

  Net income (loss)                         $2,215                  $3,237                   $7,463                $(10,842)
                                            ======                  ======                   ======                ========

Net income (loss) allocated to
  Class A Limited Partners                  $2,215                  $3,237                   $7,463                $(10,842)

Net loss allocated to Class
  B Limited Partners                        $ 0.00                  $ 0.00                   $ 0.00                $   0.00

Net income (loss) per Class A
  Limited Partner Unit                      $ 0.36                  $  .53                   $ 1.23                $  (1.79)

Net loss per Class B Limited
  Partner Unit                              $ 0.00                  $ 0.00                   $ 0.00                $   0.00

Cash distribution per Class A
  Limited Partner Unit                      $ 3.57                  $ 3.04                   $10.84                $   3.04

           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                        STATEMENTS OF PARTNERS' CAPITAL

           FOR THE YEAR ENDED DECEMBER 31, 1997 AND NINE MONTHS ENDED
                              SEPTEMBER  30, 1998




                                              LIMITED PARTNERS
                                     -----------------------------------
                                           CLASS A           CLASS B         TOTAL
                                     ----------------     --------------   PARTNERS'
                                     UNITS    AMOUNTS     UNITS  AMOUNTS    CAPITAL
                                     -----    -------     -----  -------  ------------

BALANCE, DECEMBER 31, 1996           6,062   $1,370,809   1,626       $0   $1,370,809

  Net loss                               0      (18,601)      0        0      (18,601)
  Partnership distributions              0      (36,553)      0        0      (36,553)
                                     -----   ----------   -----       --   ----------
BALANCE, DECEMBER 31, 1997           6,062    1,315,655   1,626        0    1,315,655

  Net income                             0        7,463       0        0        7,463
  Partnership distributions              0      (65,737)      0        0      (65,737)
                                     -----   ----------   -----       --   ----------
BALANCE, SEPTEMBER 30, 1998          6,062   $1,257,381   1,626       $0   $1,257,381
                                     =====   ==========   =====       ==   ==========


           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A GEORGIA PUBLIC LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                                 Nine Months Ended
                                                                      ----------------------------------------
                                                                      September 30, 1998   September 30, 1997
                                                                      -------------------  -------------------
Cash flows from operating activities:
 Net income (loss)                                                              $  7,463             $(10,842)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
   Equity in (income) loss of joint ventures                                      (7,463)              10,851
   Changes in assets and liabilities:
     Withholdings and accounts payable                                               (72)                (103)
                                                                                --------             --------
     Total adjustments                                                            (7,535)              10,748
                                                                                --------             --------
      Net cash used in
       operating activities                                                          (72)                 (94)
                                                                                --------             --------

Cash flow from investing activities:
 Investment in joint venture                                                           0              (21,744)
 Distributions received from joint venture                                        62,211               28,885
                                                                                --------             --------
                                                                                  62,211                7,141

Cash flow from financing activities:
 Distributions to partners from accumulated earnings
                                                                                 (62,211)              (8,473)
                                                                                --------             --------

Net decrease in cash and cash equivalents                                            (73)              (1,426)

Cash and cash equivalents, beginning of year                                         741                2,074
                                                                                --------             --------

Cash and cash equivalents, end of period                                        $    668             $    648
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

     As of September 30, 1998, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1997.

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

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owned interests in six properties as of September 30, 1998. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

Following are the financial statements for Fund II and II-OW:

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                                 BALANCE SHEETS

                               Assets                                  September 30, 1998  December 31, 1997
                               ------                                  ------------------  -----------------
Real estate, at cost:
 Land                                                                         $ 1,367,856        $ 1,367,856
 Building and improvements, less accumulated
 depreciation of $2,531,867 in 1998 and
 $2,256,118 in 1997                                                             5,239,251          5,515,000
                                                                              -----------        -----------

     Total real estate assets                                                   6,607,107          6,882,856
                                                                              -----------        -----------

Investment in joint ventures                                                   16,962,304         17,734,845
Cash and cash equivalents                                                          91,853             84,392
Due from affiliates                                                               311,376            248,623
Accounts receivable                                                                42,649             84,207
Prepaid expenses and other assets                                                  47,518             61,183
                                                                              -----------        -----------

     Total assets                                                             $24,062,807        $25,096,106
                                                                              ===========        ===========

                 Liabilities and Partners' Capital
                 ---------------------------------

Liabilities:
 Partnership distributions payable                                            $   407,452        $   341,034
 Due to affiliates                                                                  2,302              4,561
                                                                              -----------        -----------

     Total liabilities                                                            409,754            345,595
                                                                              -----------        -----------

Partners' capital:
 Wells Real Estate Fund II                                                     22,396,073         23,435,256
 Wells Real Estate Fund II-OW                                                   1,256,980          1,315,255
                                                                              -----------        -----------

     Total partners' capital                                                   23,653,053         24,750,511
                                                                              -----------        -----------

     Total liabilities and partners' capital                                  $24,062,807        $25,096,106
                                                                              ===========        ===========

           See accompanying condensed notes to financial statements.

                               FUND II AND II-OW
                           (A GEORGIA JOINT VENTURE)

                          STATEMENTS OF INCOME (LOSS)

                                                             Three Months Ended                           Nine  Months Ended
                                              ---------------------------------------------      -----------------------------------
                                                    Sept 30, 1998          Sept 30, 1997            Sept 30, 1998     Sept 30, 1997
                                              -------------------      --------------------      ----------------  -----------------

Revenues:
 Rental income                                        $114,716                $114,716               $344,150             $ 344,150
 Equity in (loss) income of joint
  ventures                                              57,589                  71,743                205,929              (139,532)
 Interest income                                           119                     118                    363                   339
                                                      --------                --------               --------             ---------
                                                       172,424                 186,577                550,442               204,957
                                                      --------                --------               --------             ---------
Expenses:
 Management and leasing fees                             6,883                   6,883                 20,649                20,649
 Lease acquisition costs                                 4,588                   4,589                 13,766                13,766
 Operating costs-rental property                         4,440                   3,733                 11,266                 8,641
 Depreciation                                           91,917                  91,917                275,750               275,750
 Legal and accounting                                      833                   5,074                 34,428                39,033
 Computer costs                                          1,602                   3,052                  4,986                 7,496
 Partnership administration                             20,455                  10,373                 49,056                43,967
                                                      --------                --------               --------             ---------
                                                       130,718                 125,621                409,901               409,302
                                                      --------                --------               --------             ---------

Net income (loss)                                     $ 41,706                $ 60,956               $140,541             $(204,345)
                                                      ========                ========               ========             =========

Net income (loss) allocated to
 Wells Real Estate Fund II                            $ 39,491                $ 57,719               $133,078             $(193,494)


Net income (loss) allocated to Wells
 Real Estate Fund II-OW                               $  2,215                $  3,237               $  7,463             $ (10,851)


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

     Results of Operations and Changes in Financial Conditions
     ---------------------------------------------------------

     General
     -------

     As of September 30, 1998, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 95% occupied, as compared to 92% occupied as of September 30, 1997. The increase in the occupied percentages for 1998 compared to 1997 is due to the increased occupancy of the 880 Holcomb Bridge Road property.

     The increase in gross revenues of the Partnership to $7,463 for the nine months ended September 30, 1998 as compared to ($10,842) for the nine months ended September 30, 1997, is due to the occupancy of The Atrium Boeing Company in May 1997. Administrative expenses of the Partnership which are incurred at the joint venture level, remained relatively stable for nine months ended September 30, 1998.

     The Partnership's cash flow from investing activities and cash flow from financing activities increased in 1998, compared to 1997, due to the increase in distributions from joint ventures and subsequent distributions to limited partners as a result of the new lease at The Atrium. Since all cash received from joint ventures is distributed currently, cash and cash equivalents remain stable.

     The Partnership made cash distributions to the Limited Partners holding Class A Units for the third quarter of 1998 in the amount of $3.57 per Unit as compared to $3.04 for third quarter 1997. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.

     As of September 30, 1998, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

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



                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

PROPERTY OPERATIONS
-------------------

As of September 30, 1998, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

First Union at Charlotte /Fund II and II-OW Joint Venture
---------------------------------------------------------

                                             Three Months Ended                        Nine Months Ended
                                  ----------------------------------------  ----------------------------------------
                                  September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                  -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                              $114,716             $114,716             $344,150             $344,150

Expenses:
 Depreciation                                 91,917               91,917              275,750              275,750
 Management and leasing
  expenses                                    11,471               11,472               34,415               34,415
 Other operating expenses                      3,087                3,733                9,765                8,641
                                            --------             --------             --------             --------
                                             106,485              107,122              319,930              318,806
                                            --------             --------             --------             --------

Net income                                  $  8,241             $  7,594             $ 24,220             $ 25,344
                                            ========             ========             ========             ========

Occupied %                                       100%                 100%                 100%                 100%

Partnership's Ownership %                        5.3%                 5.3%                 5.3%                 5.3%

Cash generated to the Fund II-
 Fund II-OW Joint Venture*                  $120,199             $111,335             $349,136             $325,596

Net income allocated to the
 Fund II - Fund II-OW
  Joint Venture*                            $  8,241             $  7,594             $ 24,220             $ 25,344

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the three and nine months ended September 30, 1998 and 1997. Cash generated to the Joint Venture for the three month and nine month periods ended September 30, 1998 due to an increase in rental income billed to the tenant (rental income is straight lined for statement reporting).

BOEING AT THE ATRIUM/FUND II AND FUND III JOINT VENTURE
-------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                             $367,536             $367,536           $1,102,608           $  557,232
 Interest income                                  0                    0                    0                2,617
 Other income                                     0                8,438               13,280                8,438
                                           --------             --------           ----------           ----------
                                            367,536              375,974            1,115,888              568,287
                                           --------             --------           ----------           ----------

Expenses:
 Depreciation                               216,930              216,666              650,790              553,951
 Management and leasing
  expenses                                   44,775               41,283              133,942               70,293
 Other operating expenses                   174,424              183,894              516,248              473,093
                                           --------             --------           ----------           ----------
                                            436,129              441,843            1,300,980            1,097,337
                                           --------             --------           ----------           ----------

Net loss                                   $(68,593)            $(65,869)          $ (185,092)          $ (529,050)
                                           ========             ========           ==========           ==========

Occupied %                                      100%                 100%                 100%                 100%

Partnership's Ownership %                       3.2%                 3.2%                 3.2%                 3.2%

Cash distributions to the
 Fund II - Fund II-OW
 Joint Venture*                            $102,969             $ 45,224           $  321,588           $   45,224

Net (loss) allocated
 to the Fund II - II-OW
 Joint Venture*                            $(42,047)            $(40,378)          $ (109,515)          $ (335,664)

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased for the three months and nine months ended September 30, 1998, compared to the same period in 1997, due to the vacancy of the Atrium for the first four and a half months of 1997.

Depreciation, management and leasing, and other expenses have increased in 1998 compared to 1997 with the occupancy of the building by Boeing for the full nine months of 1998. Cash distributions to the Partnership increased, due primarily to the increase in rental revenues. Distributions for the three months ended September 30, 1997 was $45,224 and was basically a year-to-date amount due to the vacancy of the building for the first 4-1/2 months of 1997.

THE BROOKWOOD GRILL /FUND II AND FUND III JOINT VENTURE
-------------------------------------------------------

                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:

 Rental income                              $56,488              $56,188             $168,863             $168,919
 Equity income (loss) of
  joint venture                              20,308                5,606               53,382               23,961
                                            -------              -------             --------             --------
                                             76,796               61,794              222,245              192,880
                                            -------              -------             --------             --------

Expenses:
 Depreciation                                13,503               13,503               40,509               40,509
 Management and leasing
  Expenses                                    6,250                7,032               19,775               21,077
 Other operating expenses                     8,271                1,656              (10,221)              17,787
                                            -------              -------             --------             --------
                                             28,024               22,191               50,063               79,373
                                            -------              -------             --------             --------

Net income                                  $48,772              $39,603             $172,182             $113,507
                                            =======              =======             ========             ========

Occupied %                                      100%                 100%                 100%                 100%

Partnership's Ownership %                       3.3%                 3.3%                 3.3%                 3.3%

Cash distributions to the
 Fund II - Fund II-OW
 Joint Venture*                             $58,328              $48,974             $192,343             $139,518

Net income allocated to the
 Fund II - Fund II-OW
 Joint Venture*                             $29,662              $24,693             $117,189             $ 70,772

* The Partnership holds a 95% ownership interest in the Fund II-Fund II-OW Joint Venture.

Although rental income remained relatively stable, total revenues increased for the three and nine month periods ended September 30, 1998, as compared to the same periods of 1997, due to the increased equity in income from the Fund II, III, VI, VII Joint Venture, as the Holcomb Bridge Property became 100% occupied. Year-to-date operating expenses decreased in 1998, as compared to 1997, due primarily to a change in the rental agreement of billing water reimbursements to the tenant which will result in the tenant being charged for a greater share of the total bill. Operating expenses increased for the three months ended September 30, 1998, due primarily to an increased amount in water/sewer billing during the third quarter.

HOLCOMB BRIDGE ROAD /FUND II, III, VI, VII JOINT VENTURE

                                             Three Months Ended              Nine Months Ended    Six Months Ended
                                  ----------------------------------------  -------------------  -------------------
                                  September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                  -------------------  -------------------  -------------------  -------------------

Revenues:
 Rental income                              $226,233             $181,877             $648,113             $477,974

Expenses:
 Depreciation                                 94,128               84,509              282,161              220,621
 Management and leasing
  expenses                                    20,198               26,156               79,450               69,219
 Other operating expenses                     27,664               22,279               64,494               92,810
                                            --------             --------             --------             --------
                                             141,990              159,535              426,105              382,650
                                            --------             --------             --------             --------

Net income                                  $ 84,243             $ 22,342             $222,008             $ 95,324
                                            ========             ========             ========             ========

Occupied %                                       100%                87.1%                 100%                87.1%

Partnership's Ownership %                         .8%                  .8%                  .8%                  .8%

Cash distibution to the
 Fund II-Fund III Joint
 Venture*                                   $ 45,561             $ 23,826             $128,719             $ 77,150

Net income allocated to
 The Fund II-Fund III Joint
    Venture*                                $ 20,308             $  5,606             $ 53,382             $ 23,961

*The Partnership holds a 59.0% ownership in the Fund II-Fund III Joint Venture.

In January 1995, the Fund II-Fund III Joint Venture contributed 4.3 acres of land and land improvements at Holcomb Bridge Road (the "Holcomb Bridge Road Property") to the Fund II, III, VI, VII Joint Venture. Development has been completed on two buildings containing a total of approximately 49,500 square feet.

As of September 30, 1998, fourteen tenants are occupying approximately 49,500 square feet of space in the retail and office building under leases of varying lengths. Increases in revenues, total expenses and net income for the quarter and nine months ended September 30, 1998, compared to the same period of 1997, are due to the property being 100% occupied as of September 30, 1998, as compared to 87.1% at the end of the same period of 1997.

The Partnership's ownership percentage in the Fund II, III, VI, VII Joint Venture decreased to 14.2% in 1998, as compared to 14.9% in 1997, due to additional funding by Wells Fund VI and Wells Fund VII.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------


                                            Three Months Ended                        Nine Months Ended
                                 ----------------------------------------  ----------------------------------------
                                 September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                 -------------------  -------------------  -------------------  -------------------
Revenues:
 Rental income                             $301,785             $267,363             $913,672             $796,694
 Interest income                                 95                  762                  367                1,024
 Other income                                27,319               83,027               27,319               83,027
                                           --------             --------             --------             --------
                                            329,199              351,152              941,358              880,745
                                           --------             --------             --------             --------

Expenses:
 Depreciation                               113,129              106,541              327,705              308,306
 Management and leasing
  expenses                                   41,688               22,723              118,921               87,055
 Other operating expenses                   152,927               98,732              378,901              400,520
                                           --------             --------             --------             --------
                                            307,744              227,996              825,527              795,881
                                           --------             --------             --------             --------

Net income                                 $ 21,455             $123,156             $115,831             $ 84,864
                                           ========             ========             ========             ========

Occupied %                                       82%                  77%                  82%                  77%

Partnership's Ownership %                       2.4%                 2.4%                 2.4%                 2.4%

Cash distributions  to the
 Fund II - Fund II-OW                      $ 51,671             $ 61,037             $147,664             $122,352
 Joint Venture*

Net income allocated to the
 Fund II - Fund II-OW
 Joint Venture*                            $ 13,793             $ 55,309             $ 56,179             $ 38,113

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1998 from 1997 due primarily to the increase in occupancy from 77% to 82%. Management and leasing expenses increased due to increased occupancy and rental revenues. Other operating expenses for the nine months ended September 30, 1998 decreased to $378,901 as compared to $400,520 due to a significant decrease in landscaping expenses and plumbing and roofing repairs incurred in 1997. Other expenses increased to $152,927 as compared to $98,732 for the three month period ended September 30, 1998 due to a sewer pump and main line repair.

Cherokee Commons/Fund I, II, II-OW, VI, VII Joint Venture
---------------------------------------------------------

                                             Three Months Ended                        Nine Months Ended
                                  ----------------------------------------  ----------------------------------------
                                  September 30, 1998   September 30, 1997   September 30, 1998   September 30, 1997
                                  -------------------  -------------------  -------------------  -------------------
Revenues:
   Rental income                            $226,733             $215,367             $681,415             $648,779
   Interest income                                 2                   10                   43                   47
                                            --------             --------             --------             --------
                                             226,735              215,377              681,458              648,826

Expenses:
   Depreciation                              111,285              110,037              332,412              327,259
   Management and leasing
      expenses                                18,478                7,017               62,966               57,881
   Other operating expenses                   20,630               39,455               25,680              103,777
                                            --------             --------             --------             --------
                                             156,509              157,792              421,058              488,917
                                            --------             --------             --------             --------

Net income                                  $ 76,342             $ 58,868             $260,400             $159,909
                                            ========             ========             ========             ========

Occupied %                                        91%                  93%                  91%                  93%

Partnership's Ownership %                        2.9%                 2.9%                 2.9%                 2.9%

Cash distribution to the
   Fund II-Fund II-OW Joint                 $103,684             $ 43,183             $322,150             $227,448
    Venture*

Net income allocated to the
    Fund II-Fund II-OW Joint                $ 41,625             $ 32,119             $142,076             $ 87,248
    Venture*

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1998 over 1997, due primarily to the one time adjustment made in 1997 to the straight line rent schedule. The decrease in operating expenses in 1998, as compared to 1997, are due to decreased expenditures for tenant improvements, plumbing, common area expenses and legal fees.

                          PART  II - OTHER INFORMATION
                          ----------------------------

Item 6(b).  No reports on Form 8-K were filed during the third quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WELLS REAL ESTATE FUND II
                                            (Registrant)
Dated:  November 10, 1998                   By: /s/Leo F. Wells, III
                                                --------------------
                                            Leo F. Wells, III, as Individual
                                            General Partner and as President,
                                            Sole Director and Chief Financial
                                            Officer of Wells Capital, Inc.
                                            the Corporate General Partner