Form 10-K
period 1998-12-31
WELLS REAL ESTATE FUND II-OW
filed 1999-04-06
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended       December 31, 1998       or
                         -------------------------------

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from          to
                               -------------------------------------------------
Commission file number                0-17876
                      ----------------------------------------------------------
                                      Wells Real Estate Fund II-OW
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                      58-1754703
--------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road  Norcross, Georgia                   30092
-------------------------------------------     -------------------------------
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

As of December 31, 1998 the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center currently being developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis.

Employees
---------

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 - "Compensation of General Partner and Affiliates" - for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1998.

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

ITEM 2.     PROPERTIES
----------------------

The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II ("Well Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of December 31, 1998, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5% and the equity interest of Wells Fund II was approximately 95%.

The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

Of the six properties owned by the joint venture, three are retail shopping centers, two are office buildings and one is a restaurant. As of December 31, 1998, these properties were 97% occupied, up from 96% at December 31, 1997, and from 64% at December 31, 1996.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1998, assuming no exercise of renewal options or termination rights:

                                                                      Partnership's                    Percentage of
                                                                        Share of                           Total
                                                       Annualized      Annualized                        Annualized
                                                       Gross Base      Gross Base      Percentage of     Gross Base
  Year of Lease       Number of       Square Feet       Rent (1)        Rent (1)       Total Square         Rent
   Expiration      Leases Expiring     Expiring         Expiring        Expiring       Feet Expiring      Expiring
-----------------------------------------------------------------------------------------------------------------------
     1999              14             22,406           328,600            68,518         6.33%           7.13%
     2000              13             31,438           457,242           111,910         8.88%           9.92%
     2001(2)           21            114,193         1,165,351           562,627        32.24%          25.29%
     2002(3)           15            166,809         2,351,468           656,748        47.10%          51.03%
     2003               2              7,358            96,483            22,963         2.08%           2.09%
     2004               2              2,416            39,848            10,107         0.68%           0.86%
     2005               0                  0                 0                 0         0.00%           0.00%
     2006               1              5,935           122,294             9,661         1.68%           2.65%
     2007               1              3,600            46,793            13,570         1.02%           1.02%
     2008
-----------------------------------------------------------------------------------------------------------------------
                       69            354,155         4,608,079         1,456,105       100.00%         100.00%

(1)  Average monthly gross rent over the life of the lease, annualized.

(2) Expiration of First Union Bank with 70,752 square feet at the First Union project.

(3)  Expiration of Boeing Company lease with 119,040 square feet at the Atrium.

The following describes the properties in which the Partnership owns an interest as of December 31, 1997:

The First Union Property/Fund II-Fund II-OW Joint Venture
---------------------------------------------------------

On May 9, 1988, the Fund II-Fund II-OW Joint Venture acquired a two-story building containing approximately 70,752 net leasable square feet, located on a
9.54 acre tract of land located in Charlotte, Mecklenburg County, North Carolina (the "First Union Property") for a purchase price of $8,550,000.

On May 1, 1994, First Union Bank assumed occupancy of the First Union Property under a lease which expires April 30, 2001. The principal terms of the lease provide for First Union's sole tenancy of the project as a regional operations center for the initial term of seven years. Because First Union Bank invested approximately $1 million on tenant improvements at the First Union Property, a lower rental rate was accepted for the first five years of the lease term.

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

The occupancy rates at the Charlotte Property as of December 31 were 100% in 1998 1997, and 1996.

The average effective annual rental per square foot at the First Union Property was $6.49 for 1998 and 1997, $6.51 for 1996, $5.83 for 1995, $3.88 for 1994, and
$28.12 for 1993. The higher effective annual rental rate for 1993 is due to the payment of $425,000 in lease termination fees by IBM.

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

Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied The Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million was funded out of reserves and cash flows of the Partnership, Wells Fund II-OW and Wells Fund III. As of December 31, 1997, the Partnership had contributed approximately $21,744, Wells Fund II had contributed approximately $387,752, Wells Fund III had contributed approximately $659,810, and the Fund II Fund III Joint Venture had contributed $330,694 to fund the tenant improvements and outside broker commissions required. The ownership percentages in The Atrium have been adjusted as a result of these additional capital contributions, and as of December 31, 1998, the Fund II - Fund II-OW Joint Venture holds an equity interest in The Atrium of approximately 61%, and Wells Fund III holds an equity interest of approximately 39% in the project.

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

The occupancy rate for the Brookwood Grill, a sole tenant, was 100% for 1998, 1997, 1996, 1995, and 1994. The average effective rental per square foot at the Brookwood Grill is $30.26 for 1998 and 1997, $30.29 for 1996, $30.21 for 1995,
1994 and 1993.

As of December 31, 1998, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property, and Wells Fund III holds an approximately 38% equity interest in the project.

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

In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements. Development is substantially complete on two buildings containing a total of approximately 49,500 square feet. Fifteen tenants occupied the Holcomb Bridge Road Property as of December 31, 1998 and 1997, for an occupancy rate of 94% and 63% for 1996. The average effective annual rental was $17.41 for 1998, $13.71 for 1997 and $9.87 per square foot for 1996.

As of December 31, 1998, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.1%, Wells Fund VI had contributed $1,817,179 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,496,604 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Road Property is currently estimated to be approximately $5,478,649. It The Partnership is not obligated to provide any additional funding for the Holcomb Bridge Road Property.

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

Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which have been paid as progressive stages of construction were completed. As of December 31, 1998, Wells Fund I had contributed a total of $6,399,854, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,826,015 for the acquisition and development of the Tucker Property. As of December 31, 1998, Wells Fund I had an approximately 55% equity interest in the Tucker Property and the Fund II-Fund II-OW Joint Venture had an approximately 45% equity interest in the Tucker Property. As of December 31, 1998, the Tucker Property was 94% occupied by 35 tenants.

There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

The occupancy rate at the Tucker Property was 94% in 1998, 85% in 1997, 77% in 1996, 83% in 1995, 96% in 1994, and 89% in 1993.

The average effective annual rental per square foot at the Tucker Property was$12.76 for 1998, $11.08 for 1997, $13.78 for 1996, $12.61 for 1995, $12.63
for 1994, and $11.37 for 1993.

Cherokee Property/Fund I, II, II-OW, VI, VII Joint Venture
----------------------------------------------------------

The Cherokee Property consists of a retail shopping center known as "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Property"). The Cherokee Property consists of approximately 103,755 net leasable square feet.

On June 30, 1987, the Partnership acquired an interest in the Cherokee Property through a joint venture (the "Cherokee Joint Venture") between the Wells Fund I and Wells Fund II-Fund II-OW Joint Venture. On January 1, 1991, the Cherokee Joint Venture merged with the Tucker Joint Venture to form the Tucker-Cherokee Joint Venture. As described above, the Tucker Joint Venture was also a joint venture between the Wells Fund I and the Fund II-Fund II-OW Joint Venture. Under the terms of the Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee, the Fund II Fund II-OW Joint Venture's percentage interest in the Cherokee Property remained unchanged as a result of the merger of the Cherokee Joint Venture into the Tucker-Cherokee Joint Venture.

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

As of December 31, 1998, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of December 31, 1998, the equity interests in the Fund I, II, II-OW, VI, VII Joint Venture were approximately as follows: Wells Fund I - 24%, Fund II-Fund II-OW Joint Venture
- 54%, Wells Fund VI - 11% and Wells Fund VII - 11%.

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

The occupancy rate at the Cherokee Property was 91% in 1998, 94% in 1997, 93% in 1996, 94% in 1995, 91% in 1994, and 89% in 1993.

The average effective annual rental per square foot at the Cherokee Property was $8.78 for 1998, $8.49 for 1997, $8.59 for 1996, $7.50 for 1995, $5.33 for 1994,
and $6.47 for 1993.


ITEM 3.     LEGAL PROCEEDINGS
-----------------------------

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1998.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

No matters were submitted to a vote of the Limited Partners during 1998.

                                    PART II

ITEM 5.  MARKET FOR PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS
-------------------------------------------------------------------------

As of February 28, 1999, the Partnership had 6,062 outstanding Class A Units held by a total of 181 Limited Partners and 1,626 outstanding Class B Units held by a total of 41 Limited Partners. The capital contribution per unit is $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 1998 to be $154.48 per Class A Unit and $322.98 per Class B Unit based on market conditions existing in early December, 1998. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

Cash distributions from Net Cash from Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners for the two most recent fiscal years were as follows:

                                        Per Class A     Per Class A     Per Class B
                                           Unit             Unit            Unit
 Distribution for      Total Cash       Investment       Return of       Return of
 Quarter Ended         Distributed        Income          Capital         Capital      General Partner
------------------------------------------------------------------------------------------------------
March 31, 1997          $     0           $0.00          $0.00         $0.00               $  0.00
June 30, 1997           $     0           $0.00          $0.00         $0.00               $  0.00
September 30, 1997      $18,444           $3.04          $0.89         $0.00               $  0.00
December 31, 1997       $18,109           $2.99          $2.99         $0.00               $  0.00
March 31, 1998          $21,481           $ .41          $3.13         $0.00               $  0.00
June 30, 1998           $22,621           $3.73          $0.00         $0.00               $  0.00
September 30, 1998      $21,636           $3.57          $0.00         $0.00               $  0.00
December 31, 1998       $18,870           $ .00          $3.11         $0.00               $  0.00

The fourth quarter distributions of cash available for distribution were accrued for accounting purposes in 1998 and were not actually paid until February 1999.

ITEM 6.         SELECTED FINANCIAL DATA
-------         -----------------------

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1998, 1997, 1996, 1995, and 1994:

                                 1998           1997           1996           1995           1994
------------------------------------------------------------------------------------------------------
Total Assets               $1,255,377        $1,334,105   $1,379,623   $1,462,240   $1,524,192
Total (Loss) Revenues           5,190           (18,601)       6,273       56,702       28,120
Net (Loss) Income               5,190           (18,601)       6,273       56,452       28,120
Net Income
 allocated to
 General Partners                   0                 0            0            0            0
Net (Loss) Income
 allocated to Class
 A Limited Partners             5,190           (18,601)      68,549      107,511       71,081
Net Loss
 allocated to Class
 B Limited Partners                 0                 0      (62,276)     (51,059)     (42,961)
Net (Loss) Income
 per Class A Limited
 Partner Unit                     .86             (3.07)       11.31        17.74        11.73
Net Loss
 per Class B Limited
 Partner Unit                       0                 0       (38.30)      (31.40)      (26.42)
Cash Distribution
 per Class A
 Limited Partner Unit           13.96              6.03        11.61        17.37        14.02
Cash Distribution
 per Class B Limited
 Partner Unit                       0                 0            0            0            0

Cash distributions per unit were comprised of $13.96 paid from net cash from operations and $0.00 paid from capital, in 1998.


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
----------------------------------------------------------------------------
            RESULTS OF OPERATION
            --------------------

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

As of December 31, 1998, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97% occupied, as compared to 64% in 1996, and 96% in 1997 The decrease in the occupied percentages for 1996 compared to 1997 is due to the vacancy of the Atrium for the last six months of 1996.

Gross revenues of the Partnership were $5,190 for the year ended December 31, 1998 compared to ($18,601) for the year ended December 31, 1997, and $6,273 for the fiscal year ended December 31, 1996. The decrease in gross revenues for fiscal year 1997 from fiscal year 1996 is due primarily to the vacancy of the Atrium for the first four and a half months of 1997 and the lower rental rate being paid by Boeing Company, the new tenant. All administrative expenses of the Partnership are incurred at the joint venture level

The Partnership made cash distributions to Limited Partners holding Class A Units of $13.96 per Unit for fiscal year ended December 31, 1998, $6.03 per Unit for fiscal year ended December 31, 1997, and $11.61 per Unit for fiscal year ended December 31, 1996. The Partnership made no cash distributions to Limited Partners holding Class B Units for fiscal year ended 1998, 1997, or 1996.

Property Operations
-------------------

As of December 31, 1998, the Partnership's percentage ownership in properties was as follows: 5.3% in the First Union Property, 3.25% in The Atrium, 3.31% in the Brookwood Grill Property, 0.79% in the Holcomb Bridge Road Property, 2.38% in the Tucker Property and 2.90% in the Cherokee Property.

As of December 31, 1998, the Partnership owned interests in the following properties through the Fund II - Fund II-OW Joint Venture:

First Union Property/Fund II - Fund II-OW Joint Venture
-------------------------------------------------------

                                                             For the Year Ended December 31
                                          ------------------------------------------------------------------

                                                  1998                      1997                       1996
                                                  ----                      ----                       ----
Revenues:
   Rental Income                          $     458,867              $     460,920           $       458,867
                                          -------------              -------------           ---------------
Expenses:
   Depreciation                                 367,667                    367,667                   367,667
   Management and
     leasing expenses                            27,532                     27,532                    27,532
Other operating expenses                         33,287                     30,636                    36,864
                                          -------------              -------------           ---------------
                                                428,486                    425,835                   432,063
                                          -------------              -------------           ---------------
Net income                                $      30,381              $      33,032           $        28,857
                                          =============              =============           ===============
Occupied %                                      100.00%                    100.00%                   100.00%
Partnership Ownership %                           5.30%                      5.30%                     5.30%
Cash generated to the
   Fund II-Fund II-OW
   Joint Venture*                         $     467,262              $     437,023           $       396,681

Net income generated
   to the Fund II-Fund II-OW
   Joint Venture*                         $      30,381              $      33,032           $        28,857

The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture. For more detailed financial information regarding the historical operations of the First Union at Charlotte Property, refer to the Financial Statements, as of December 31, 1998, 1997 and 1996, regarding the First Union at Charlotte Property commencing at page F-44 of this Annual Report on Form 10-K.

Rental income and expenses remained stable for 1998, 1997 and 1996. Cash generated to the Joint Venture increased for the year ended 1998 due to the increase in rental income billed to the tenant The lease with First Union is one in which the tenant is directly responsible for primarily all operational expenses including real estate taxes.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

The Atrium/Fund II-Fund III Joint Venture
-----------------------------------------

                                                             For the Year Ended December 31
                                          ------------------------------------------------------------------
                                                  1998                      1997                       1996
                                                  ----                      ----                       ----
Revenues:
   Rental Income                          $   1,470,144              $     924,769                $1,048,583
   Interest Income                                    0                      2,617                    24,188
   Other Income                                  13,280                      8,638                         0
                                          -------------              -------------                ----------
                                              1,483,424                    936,024                 1,072,771

Expenses:
   Depreciation                                 866,778                    795,829                   674,479
   Management and
     leasing expenses                           186,102                    111,576                    71,381
Other operating expenses                        713,955                    841,456                   158,405
                                          -------------              -------------                ----------
                                              1,766,835                  1,748,861                   904,265
                                          -------------              -------------                ----------

Net (loss) income                         $    (283,411)             $    (812,837)            $     168,506
                                          =============              =============                ==========

Occupied %                                      100.00%                    100.00%                     0.00%
Partnership Ownership %                           3.25%                      3.25%                     3.50%
Cash distributed to the
   Fund II-Fund II-OW
   Joint Venture*                         $     405,758              $     124,481              $    398,911

Net (loss) income allocated
   to the Fund II-Fund II-OW
   Joint Venture*                         $    (173,731)             $    (509,625)            $     110,540

* The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Rental revenue increased from $924,769 in 1997 to $1,470,144 in 1998 primarily due to Atrium leased in May 1997. Other income increased in 1998 due to a one-time adjustment for unused credits on the original tenant build out of The Atrium and a $5,000 reimbursement for the sale of office systems components which were unusable by the new tenant. Depreciation and management and leasing expenses have increased in 1998 compared to 1997 due to the depreciation of tenant improvements made for the Boeing Company and amortization of the leasing commission paid to acquire the Boeing lease.

The real estate taxes were $148,006 for 1998, $140,366 for 1997, and $150,105 for 1996.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


The Brookwood Grill Property/Fund II - Fund III Joint Venture
-------------------------------------------------------------


                                                       For the Year Ended December 31
                                          ------------------------------------------------------------------

                                                  1998                      1997                       1996
                                                  ----                      ----                       ----
Revenues:
   Rental Income                          $     225,100              $     225,106             $     225,359
   Equity in Income (Loss) of
     Joint Venture                               78,791                     27,213                   (19,378)
                                          -------------              -------------             -------------
                                                303,891                    252,319                   205,981
Expenses:
   Depreciation                                  54,012                     54,014                    54,014
   Management and
     leasing expenses                            23,349                     28,464                    27,004
   Other operating expenses                     (24,632)                    23,887                   109,478
                                          -------------              -------------             -------------
                                                 52,729                    106,365                   190,496
                                          -------------              -------------             -------------

Net income                                $     251,162              $     145,954             $      15,485
                                          =============              =============             =============

Occupied %                                       100.00%                    100.00%                   100.00%
Partnership Ownership %
   in the Fund II - Fund III
   Joint Venture                                   3.31%                      3.30%                     3.30%
Cash distributed to the
   Fund II-Fund II-OW
   Joint Venture*                         $     270,886              $     190,653             $      66,498

Income allocated to the
   Fund II-Fund II-OW
   Joint Venture*                         $     156,599              $      91,002             $       9,655

* The Partnership holds a 5% ownership in the Fund II - Fund II-OW Joint Venture. For allocations to the Partnership, see footnotes in the audited financial statements.

Although rental income remained relatively stable, total revenues increased for 1998, as compared to 1997, due to the increased equity in income from the Fund ii, iii, vi, vii Joint

Venture, as the Holcomb Bridge Property become 100% occupied. Operating expenses decreased in 1998, compared to 1997, due primarily to a change in the rental agreement of billing water reimbursements to the tenant which will result in the tenant being charged for a greater share of the total bill and the property had to reimburse 880.

Real estate taxes were $16,270 for 1998, $25,771 for 1997 and $33,494 for 1996.

It is projected that no additional funding will be required to complete tenant build-out by the Partnership or Wells Fund VI.

For comments on the general competitive condition to which the property may be subject, see Item 1, Business, page 2. For additional information on tenants, etc., refer to Item 2, Properties, page 3.


Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                                 For the Year Ended         For the Year Ended        Nine Months Ended
                                                  December 31, 1998         December 31, 1997         December 31, 1996
                                                  -----------------         -----------------         -----------------
Revenues:
  Rental income                                    $   862,360                  $     679,268             $      255,062

Expenses:
  Depreciation                                         376,290                        325,974                    181,798
  Management & leasing expenses                         97,701                        48,962                      28,832
  Other operating expenses                              60,799                        195,567                    101,600
                                                   -----------                  -------------             --------------
                                                       534,790                        570,503                    312,230
                                                   -----------                  -------------             --------------

Net income (loss)                                  $   327,570                  $     108,765             $      (57,168)
                                                   ===========                  =============             ==============

Occupied %                                                94.%                         94.12%                     62.90%

Partnership's Ownership % in the
   Fund II, III, VI, VII Joint Venture*
                                                         .79%                            .80%                       .80%

Cash distribution to the
         Fund II-Fund III Joint Venture*            $  179,198                  $    109,242              $      19,494

Net income (loss) allocated to the
         Fund II-Fund III Joint Venture*            $   78,791                  $     27,213              $     (19,378)

*The Partnership holds a 3.30% ownership in the Fund II-Fund III Joint Venture.

Since the Holcomb Bridge Road Property was under construction and not occupied until first quarter, 1996, comparative income and expense figures for the years ended December 31, 1997 and 1996, are not available.

Rental income increased in 1998 compared to 1997 due primarily to increased tenant occupancy late in the 4th quarter. Operating expenses decreased in 1998 compared to 1997, due primarily to decreased property taxes and water/sewer reimbursement paid by Fulton County Water.

As of December 31, 1998, the Fund II-Fund III Joint Venture contributed $1,729,116 in land and land improvements for an equity interest of approximately 24.1%, Wells Fund VI had contributed $1,817,179 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,496,604 for an equity interest of approximately 49.0% in the Fund II, III, VI, VII Joint Venture. The total cost to develop the Holcomb Bridge Road Property is currently $5,478,649, excluding land.

Real estate taxes were $52,162 for 1998, $85,230 for 1997 and $37,191 for 1996.

The Partnership's ownership percentage in the Fund II, III, VI, VII Joint Venture decreased to 79% in 1998, as compared to 80% in 1997, due to additional funding by Wells Fund VI and Wells Fund VII.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------

                                                          For the Year Ended December 31
                                          ------------------------------------------------------------------
                                                  1998                      1997                       1996
                                                  ----                      ----                       ----
Revenues:
   Rental Income                          $   1,242,332              $   1,077,916             $   1,065,598
   Interest Income                                                           1,159                       624
                                          -------------              -------------             -------------
                                              1,242,332                  1,079,075                 1,066,222
Expenses:
   Depreciation                                 440,099                    419,928                   419,137
(Gain) Loss on
   Real Estate Assets                                 0                    (45,943)                   61,985
   Management and
     leasing expenses                           164,378                    122,452                   118,542
Other operating expenses                        532,985                    532,859                   501,724
                                          -------------              -------------             -------------
                                              1,137,462                  1,029,296                 1,101,388
                                          -------------              -------------             -------------

Net income (loss)                         $     104,870              $      49,779             $     (35,166)
                                          =============              =============             =============

Occupied %                                       93.94%                     84.83%                    77.00%

Partnership Ownership %                           2.38%                      2.40%                     2.40%
Cash Distribution to the
   Fund II-Fund II-OW
   Joint Venture*                         $     170,937              $     123,264             $     194,473

Net Income (Loss) Allocated to
   Fund II - Fund II-OW
   Joint Venture*                         $      47,097              $      22,356             $     (15,793)

Rental income increased in 1998 compared to 1997 and in 1997 as compared to 1996 due primarily to increased tenant occupancy at the property. In 1997, a loss on retirement of assets of $51,000 was offset by insurance reimbursements for fire damage which occurred in 1996 and wind storm damage in 1997. Operating expenses increased in 1997 compared to 1996 due primarily to an increase in heating and air conditioning repairs, painting expense and maintenance. The increase in depreciation, management, and leasing expenses in 1998 compared to 1997 was the result of increased occupancy which resulted in increased tenant improvements.

Net income increased in 1998 compared to 1997 and 1997 to 1996 due primarily to increased rental income and the insurance reimbursement discussed above.

The property was 94% leased as of December 31, 1998, as compared to 85% as of December 31, 1997, and 74% as of December 31, 1996. Real estate taxes were $93,697 in 1998 $108,836 in 1997, and $111,947 in 1996.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, Page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.


Cherokee Property/Fund I, II, II-OW, VI and VII Joint Venture
-------------------------------------------------------------

                                                            For the Year Ended December 31
                                          ------------------------------------------------------------------

                                                  1998                      1997                       1996
                                                  ----                      ----                       ----
Revenues:
   Rental Income                          $     909,831              $     880,652             $     890,951
   Interest Income                                   84                         67                        73
                                          -------------              -------------             -------------
                                                909,915                    880,719                   981,024
Expenses:
   Depreciation                                 444,660                    440,882                   429,419
   Management and
     leasing expenses                            82,517                     78,046                    48,882
   Other operating expenses                      84,676                    138,294                   180,841
                                          -------------              -------------             -------------
                                                611,853                    657,222                   659,142
                                          -------------              -------------             -------------

Net income                                $     298,062              $     223,497             $     231,882
                                          =============              =============             =============

Occupied %                                       91.32%                     94.41%                    93.00%
Partnership Ownership %                           2.90%                      2.90%                     2.90%

Cash distributed to
the Fund II-Fund II-OW
Joint Venture*                            $     403,744              $     331,435             $     409,039

Net income allocated
to the Fund II-Fund II-OW
Joint Venture                             $     162,626              $     121,942             $     126,517

Rental income decrease in 1997 compared to 1996 due to decreased occupancy at the property for the first three quarters of 1997. Rental income increased in 1998 over 1997 due primarily to a one time adjustment made to the straight line rent schedule. The increase in occupancy in 1997 is due to a new 1,200 square foot lease executed in 1997. Operating expenses of the property decreased to $84,676 in 1998 from $138,294 in 1997, and decreased from $180,841 in 1996. The decrease in operating expenses in 1998 as compared to 1997 is due to decreased expenditures, for tenant improvements, common area expenses and legal fees. Net income of the property increased to $298,062 in 1998 and decreased to $223,497 in 1997 from $231,882 in 1996 due to the reason discussed above.

Real estate taxes were $77,311 for 1998 and $67,259 for 1997 and $63,696 for 1996.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Liquidity and Capital Resources
-------------------------------

During its offering, which terminated on September 7, 1988, the Partnership raised a total of $1,922,000 through the sale of 7,688 Units. No additional Units will be sold by the Partnership. As of December 31, 1998, the Partnership contributed an aggregate of $1,537,600 in capital contributions to the Fund II-Fund II-OW Joint Venture, after incurring approximately $384,000 in offering costs, commissions and acquisitions and advisory fees.

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

Net cash provided by investing activities increased in 1998 to $83,846 from $25,575 in 1997 due to the Boeing lease in the Atrium. Cash and cash equivalents decreased to $669 in 1998 due to payment of taxes and investments.

Partnership distributions paid to Limited Partners increased to $83,845 in 1998 from $26,916 in 1997 to $88,743 in 1996.

The Partnership's cash distribution to Class A Unit holders paid and payable through the fourth quarter of 1998 have been paid from Net Cash from Operations. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from Net Cash from Operations. No cash distributions were paid to Class B Unit holders for 1998.

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

Year 2000 Compliance
--------------------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and is expected to be completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the first quarter of 1999. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

The Partnership is in the process of confirming with the Partnership's vendors, including third-party service providers such as banks, that their systems will be Year 2000 compliant. Based on the information received thus far, the primary third-party service providers with which the Partnership has relationships have confirmed their Year 2000 readiness.

The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities related matters, such as office security systems and environmental control systems.

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the Advisor of the Partnership.

Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst case scenarios would include the risks that the elevator or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevator shuts down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security system shuts down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.


Item 8.     Financial Statements and Supplementary Data
-------------------------------------------------------

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
            FINANCIAL DISCLOSURE
            --------------------

There were no disagreements with the Partnership's accountants or other reportable events during 1998.

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

Leo F. Wells, III. Mr. Wells is a resident of Atlanta, Georgia, is 55 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., Wells Management Company, Inc. and Wells Investment Securities, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES
-----------------------------------------------------------

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1998:

                                                                ( B )                               ( C )
                    ( A )                        Capacities in which served Form of
    Name of Individual or Number in Group                   Compensation                      Cash Compensation
---------------------------------------------- ---------------------------------------- ------------------------------
Wells Management Company, Inc.                 Property Manager-Management and                   $10,264 (1)
                                               Leasing Fees

Wells Capital, Inc.                            General Partner                                       -0-

Leo F. Wells, III                              General Partner                                       -0-


(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties for which the property management and leasing services relate and include management and leasing fees which were accrued for accounting purposes in 1998 but not actually paid until January, 1999.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 1999.

                                            (2)                           (3)
             (1)                    Name and Address of          Amount and Nature of                  (4)
        Title of Class               Beneficial Owner            Beneficial Ownership           Percent of Class
        --------------               ---------------             --------------------           ----------------
        Class A Units                Leo F. Wells, III         1 Unit (IRA, 401 (k)) and          Less than 1%
                                                                    Profit Sharing

        Class B Units                Leo F. Wells, III             4 Units (401 (k))              Less than 1%

The General Partner did not receive any distribution from cash flows or sale proceeds in 1998.

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


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------

The compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds
-------------------------------------------------------

The General Partners will receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distributions for such year payable only after the Limited Partners receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after Limited Partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for a distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 1998.

Property Management and Leasing Fees
------------------------------------

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6%(3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees are not paid directly by the Partnership but by the joint venture entities which own the properties. The Partnership's share of these fees which were paid to Wells Management Company, Inc. totalled $10,264 for the year ended December 31, 1998.

Real Estate Commissions
-----------------------

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or affiliates for the year ended December 31, 1998.

                                     PART IV


ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
----------------------------------------------------------------------------

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

(b) No reports on Form 8-K were filed with the Commission during the fourth quarter of 1998.

(c) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)      See (a)2 above.

                         INDEX TO FINANCIAL STATEMENTS


Financial Statements                                                                           Page
--------------------                                                                           ----
Independent Auditors' Report                                                                    F-2

Balance Sheets as of December 31, 1998 and 1997                                                 F-3

Statements of Income for the Years ended
  December 31, 1998, 1997, and 1996                                                             F-4

Statements of Partners' Capital for the Years ended
  December 31, 1998, 1997, and 1996                                                             F-5

Statements of Cash Flows for the Years ended
  December 31, 1998, 1997, and 1996                                                             F-6

Notes to Financial Statements for December 31, 1998,
  1997, and 1996                                                                                F-7-F-39

Audited Financial Statements -- The First Union Property                                         F-40-F-48


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund II-OW:


We have audited the accompanying balance sheets of Wells Real Estate Fund II-OW (a Georgia public limited partnership) as of December 31, 1998 and 1997 and the related statements of (loss) income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate FundaII-OW as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 27, 1999

                         WELLS REAL ESTATE FUND II-OW

                    (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                BALANCE SHEETS

                          DECEMBER 31, 1998 AND 1997



                                    ASSETS

                                                 1998        1997
                                             ----------- ------------

INVESTMENT IN JOINT VENTURE                   $1,235,838  $1,315,255

CASH AND CASH EQUIVALENTS                            669         741

DUE FROM AFFILIATE                                18,870      18,109
                                             ----------- ------------
   Total assets                               $1,255,377  $1,334,105
                                             =========== ============

    LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable                             $      164  $      237
 Partnership distributions payable                18,974      18,213
                                             ----------- ------------
   Total liabilities                              19,138      18,450
                                             =========== ============
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
 Limited partners:
  Class A                                      1,236,239   1,315,655
  Class B                                              0           0
                                             ----------- ------------
   Total partners' capital                     1,236,239   1,315,655
                                             ----------- ------------
   Total liabilities and partners' capital    $1,255,377  $1,334,105
                                             =========== ============


     The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                          STATEMENTS OF INCOME (LOSS)

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996





                                                            1998     1997       1996
                                                        ---------- --------- ----------

REVENUES:
    Equity in income (loss) of joint venture               $5,190  $(18,610)  $  6,273
    Interest income                                             0         9          0
                                                        ---------- --------- ----------
                                                            5,190   (18,601)     6,273

EXPENSES                                                        0         0          0
                                                        ---------- --------- ----------
NET INCOME (LOSS)                                          $5,190  $(18,601)  $  6,273
                                                        ---------- --------- ----------

NET INCOME (LOSS) ALLOCATED TO CLASS A LIMITED PARTNERS    $5,190  $(18,601)  $ 68,549
                                                        ========== ========= ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS             $    0  $      0   $(62,276)
                                                        ========== ========= ==========

NET INCOME (LOSS) PER CLASS A LIMITED PARTNER UNIT         $ 0.86  $  (3.07)  $  11.31
                                                        ========== ========= ==========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                  $ 0.00  $   0.00   $ (38.30)
                                                        ========== ========= ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT         $13.96  $   6.03   $  11.61
                                                        ========== ========= ==========



          The accompanying notes are an integral part of these statements.

                                            WELLS REAL ESTATE FUND II-OW

                                       (A Georgia Public Limited Partnership)


                                           STATEMENTS OF PARTNERS' CAPITAL

                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                          Limited Partners                  Total
                                 -------------------------------------
                                          Class A    Class B              Partners'
                                 -------------------------------------
                                  Units  Amount      Units    Amount      Capital
                                 ------ ----------  -------- ---------  -----------

BALANCE, December 31, 1995       6,062  $1,372,620     1,626  $ 62,276   $1,434,896

    Net income (loss)                0      68,549         0   (62,276)       6,273
    Partnership distributions        0     (70,360)        0         0      (70,360)
                                 ------ ----------  --------  --------   ----------
BALANCE, December 31, 1996       6,062   1,370,809     1,626         0    1,370,809

    Net loss                         0     (18,601)        0         0      (18,601)
    Partnership distributions        0     (36,553)        0         0      (36,553)
                                 ------ ----------  --------  --------   ----------
BALANCE, December 31, 1997       6,062   1,315,655     1,626         0    1,315,655
    Net income                       0       5,190         0         0        5,190
    Partnership distributions        0     (84,606)        0         0      (84,606)
                                 ------ ----------  --------  --------   ----------
BALANCE, December 31, 1998       6,062  $1,236,239     1,626  $      0   $1,236,239
                                 ====== ==========  ========  ========   ==========


         The accompanying notes are an integral part of these statements.


                                            WELLS REAL ESTATE FUND II-OW

                                       (A GEORGIA PUBLIC LIMITED PARTNERSHIP)


                                              STATEMENTS OF CASH FLOWS

                               FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                                                           1998      1997        1996
                                                                      ----------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $  5,190   $(18,601)  $  6,273
                                                                      ----------- ---------- ----------
    Adjustments to reconcile net income (loss) to net cash (used in)
       provided by operating activities:
           Equity in (income) loss of joint venture                       (5,190)    18,610     (6,273)
           Changes in assets and liabilities:
              Accounts payable                                               (73)        (1)      (147)
                                                                      ----------- ---------- ----------
                 Total adjustments                                        (5,263)    18,609     (6,420)
                 Net cash (used in) provided by operating activities         (73)         8       (147)
                                                                      ----------- ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in joint venture                                                0    (21,744)         0
    Distributions received from joint venture                             83,846     47,319     90,073
                                                                      ----------- ---------- ----------
                 Net cash provided by investing activities                83,846     25,575     90,073
                                                                      ----------- ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners in excess of accumulated earnings          (73,220)   (13,888)         0
    Distributions to partners from accumulated earnings                  (10,625)   (13,028)   (88,743)
                                                                      ----------- ---------- ----------
                 Net cash used in financing activities                   (83,845)   (26,916)   (88,743)
                                                                      ----------- ---------- ----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (72)    (1,333)     1,183

CASH AND CASH EQUIVALENTS, beginning of year                                 741      2,074        891
                                                                      ----------- ---------- ----------
CASH AND CASH EQUIVALENTS, end of year                                $      669   $    741   $  2,074
                                                                      =========== ========== ==========


      The accompanying notes are an integral part of these statements.

                                            WELLS REAL ESTATE FUND II-OW

                                       (A Georgia Public Limited Partnership)


                                            NOTES TO FINANCIAL STATEMENTS

                                          DECEMBER 31, 1998, 1997, AND 1996



  1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization and Business

      Wells Real Estate Fund II-OW (the "Partnership") is a public limited partnership organized on October 13, 1987 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the "Company"). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a)amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

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

      Through its investment in Fund II and II-OW, the Partnership owns interests in the following properties: (i) a retail shopping and commercial office complex located in Tucker, Georgia, Heritage Place at Tucker ("Tucker"); (ii) a shopping center located in Cherokee County, Georgia, the Cherokee Commons Shopping Center ("Cherokee Commons");
      (iii)a four-story office building located in metropolitan Houston, Texas, the Atrium at Nassau Bay ("The Atrium"); (iv) a restaurant located in Fulton County, Georgia, and (v) two retail and office buildings in Fulton County, Georgia. Fund II and II-OW joint venture owns 100% of the First Union Property. All remaining properties are owned by Fund II and II-OW through investments in joint ventures with other Wells Real Estate Funds.

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

      Distribution of Sales Proceeds

      Upon sales of properties, the net sales proceeds are distributed in the following order:

               o To limited partners until each limited partner has received 100% of his adjusted capital contribution, as defined

               o To limited partners holding Class B units until they receive an amount equal to the net cash available for distribution received by the limited partners holding Class A units

               o To all limited partners until they receive a cumulative 12% per annum return on their adjusted capital contributions, as defined

               o To all limited partners until they receive an amount equal to their respective cumulative distributions, as defined

               o To all general partners until they have received 100% of their capital contributions, as defined

PAGE>

               . Thereafter, 85% to the limited partners and 15% to the general partners

      Allocation of Net Income, Net Loss, and Gain on Sale

      Net income is defined as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent that the Partnership's net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the general partners.

      Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance, and
      (c) thereafter to the general partners.

      Gain on the sale or exchange of the Partnership's properties will be allocated generally in the same manner that the net proceeds from such sale are distributed to partners after the following allocations are made, if applicable: (a) allocations made pursuant to a qualified income offset provision in the partnership agreement, (b) allocations to partners having negative capital accounts until all negative capital accounts have been restored to zero, and (c) allocations to Class B limited partners in amounts equal to deductions for depreciation and amortization previously allocated to them with respect to the specific partnership property sold but not in excess of the amount of gain on sale recognized by the Partnership with respect to the sale of such property.

      Investment in Joint Venture

      Basis of Presentation. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, the Partnership's investment in the joint venture is recorded using the equity method of accounting. The joint ventures in which Fund II and II-OW hold an ownership interest follow the same accounting policies as the Partnership.

      Real Estate Assets. Real estate assets held by Fund II and II-OW are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

      Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by Fund II and II-OW or its affiliated joint ventures as of December 31, 1998.

      Depreciation is calculated using the straight-line method over 25 years.

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

      Per Unit Data

      Net (loss) income per unit with respect to the Partnership for the years ended December 31, 1998, 1997, and 1996 is computed based on the average number of units outstanding during the period.

      Reclassifications

      Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.


  2.  RELATED-PARTY TRANSACTIONS

      Due from affiliate at December 31, 1998 and 1997 represents the Partnership's share of cash to be distributed from Fund II and II-OW for the fourth quarters of 1998 and 1997.

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

      The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $10,264, $10,784, and $9,255 for the years ended December 31, 1998, 1997, and 1996, respectively, which were paid to Wells Management.

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

      The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.


  3.  INVESTMENT IN JOINT VENTURE

      On March 1, 1988, the Partnership entered into a joint venture agreement with Wells Fund II. The joint venture, Fund II and II-OW, was formed for the purpose of investing in commercial real properties. Fund II and II-OW owns the First Union Property directly and has investments in several other joint ventures. The Partnership's ownership percentage interest in Fund II and II-OW was approximately 5% at December 31, 1998 and 1997.

      The following is a rollforward of the Partnership's investment in joint venture for the years ended December 31, 1998 and 1997:

                                                                           1998         1997
                                                                     ----------   ----------
     Investment in joint venture, beginning of year                  $1,315,255   $1,370,408
     Equity in income (loss) of joint venture                             5,190      (18,610)
     Contributions to joint venture                                           0       21,744
     Distributions from joint venture                                   (84,607)     (58,287)
                                                                     ----------   ----------
     Investment in joint venture, end of year                        $1,235,838   $1,315,255
                                                                     ==========   ==========

      Following are the financial statements for Fund II and II-OW:

                                                     Fund II and II-OW
                                                 (A Georgia Joint Venture)
                                                      Balance Sheets
                                                December 31, 1998 and 1997

                                                         Assets

                                                                              1998          1997
                                                                         ------------- -------------
Real estate assets, at cost:
 Land                                                                     $ 1,367,856   $ 1,367,856
 Building and improvements, less accumulated depreciation of
  $2,623,785 in 1998 and $2,256,118 in 1997                                 5,147,333     5,515,000
                                                                         ------------- -------------
   Total real estate assets                                                 6,515,189     6,882,856
Investment in joint ventures                                               16,676,111    17,734,845
Cash and cash equivalents                                                      94,367        84,392
Due from affiliates                                                           267,581       248,623
Accounts receivable                                                            23,184        84,207
Prepaid expenses and other assets                                              42,828        61,183
                                                                         ------------- -------------
   Total assets                                                           $23,619,260   $25,096,106
                                                                         ============= =============

                                Liabilities and Partners' Capital

Liabilities:
 Partnership distributions payable                                        $   355,370   $   341,034
 Due to affiliates                                                              8,988         4,561
                                                                         ------------- -------------
   Total liabilities                                                          364,358       345,595
                                                                         ------------- -------------
Partners' capital:
 Wells Real Estate Fund II                                                 22,019,064    23,435,256
 Wells Real Estate Fund II-OW                                               1,235,838     1,315,255
                                                                         ------------- -------------
   Total partners' capital                                                 23,254,902    24,750,511
                                                                         ------------- -------------
   Total liabilities and partners' capital                                $23,619,260   $25,096,106
                                                                         ============= =============




                               Fund II and II-OW
                           (A Georgia Joint Venture)
                          Statements of Income (Loss)
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                    1998         1997          1996
                                                                --------  -----------   -----------
Revenues:
 Rental income                                                  $458,867  $   458,867   $   460,920
 Equity in income (loss) of joint ventures                       192,591     (274,325)      230,919
 Interest income                                                     481          443           409
                                                                --------  -----------   -----------
                                                                 651,939      184,985       692,248
                                                                --------  -----------   -----------
Expenses:
 Depreciation                                                    367,667      367,667       367,667
 Partnership administration                                       79,843       56,296        79,845
 Legal and accounting                                             43,175       49,649        64,863
 Management and leasing fees                                      45,887       45,887        45,887
 Operating costs                                                  11,703        6,575        10,349
 Computer costs                                                    5,906        9,377         5,500
                                                                --------  -----------   -----------
                                                                 554,181      535,451       574,111
                                                                --------  -----------   -----------
Net income (loss)                                               $ 97,758  $  (350,466)  $   118,137
                                                                ========  ===========   ===========

Net income (loss) allocated to Wells Real Estate Fund II        $ 92,568  $  (331,856)  $   111,864
                                                                ========  ===========   ===========
Net income (loss) allocated to Wells Real Estate
Fund II-OW                                                      $  5,190  $   (18,610)  $     6,273
                                                                ========  ===========   ===========


                               Fund II and II-OW
                           (A Georgia Joint Venture)
                        Statement of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                               Wells Real       Wells Real       Total
                                                 Estate           Estate       Partners'
                                                Fund II         Fund II-OW      Capital
                                              ------------    -------------- -------------

Balance, December 31, 1995                    $25,561,588       $ 1,434,495   $26,996,083
  Net income                                      111,864             6,273       118,137
  Partnership distributions                    (1,254,695)          (70,360)   (1,325,055)
                                              ------------    -------------- -------------
Balance, December 31, 1996                     24,418,757         1,370,408    25,789,165
  Net loss                                       (331,856)          (18,610)     (350,466)
  Partnership contributions                       387,751            21,744       409,495
  Partnership distributions                    (1,039,396)          (58,287)   (1,097,683)
                                              ------------    -------------- -------------
Balance, December 31, 1997                     23,435,256         1,315,255    24,750,511
  Net income                                       92,568             5,190        97,758
  Partnership distributions                    (1,508,760)          (84,607)   (1,593,367)
                                              ------------    -------------- -------------
Balance, December 31, 1998                     $22,019,064      $ 1,235,838   $23,254,902
                                              ============    ============== =============


                               Fund II and II-OW
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                               1998           1997          1996
                                                                             -----------    ---------    -----------
Cash flows from operating activities:
  Net income (loss)                                                          $    97,758    $(350,466)   $   118,137
                                                                             -----------    ---------    -----------
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation                                                                 367,667      367,667        367,667
    Equity in (income) loss of joint ventures                                   (192,591)     274,325       (230,919)
    Changes in assets and liabilities:
     Accounts receivable                                                          61,023       30,353        (19,358)
     Prepaid expenses and other assets                                            18,355       18,355         18,356
     Due to affiliates                                                             4,427       (1,147)         1,092
                                                                             -----------    ---------    -----------
      Total adjustments                                                          258,881      689,553        136,838
                                                                             -----------    ---------    -----------
      Net cash provided by operating activities                                  356,639      339,087        254,975
                                                                             -----------    ---------    -----------
Cash flows from investing activities:
  Distributions received from joint ventures                                   1,232,367      601,045      1,404,281
  Investment in joint venture                                                          0     (409,495)             0
                                                                             -----------    ---------    -----------
      Net cash provided by investing activities                                1,232,367      191,550      1,404,281
                                                                             -----------    ---------    -----------
Cash flows from financing activities:
  Contributions received from partners                                                 0      409,495              0
  Distributions to joint venture partners                                     (1,579,031)    (891,134)    (1,696,281)
                                                                             -----------    ---------    -----------
      Net cash used in financing activities                                   (1,579,031)    (481,639)    (1,696,281)
                                                                             -----------    ---------    -----------
Net increase (decrease) in cash and cash
 equivalents                                                                       9,975       48,998        (37,025)
Cash and cash equivalents, beginning of year                                      84,392       35,394         72,419
                                                                             -----------    ---------    -----------
Cash and cash equivalents, end of year                                       $    94,367    $  84,392    $    35,394
                                                                             ===========    =========    ===========


Fund II and II-OW's investment and percentage ownership in other joint ventures at December 31, 1998 and 1997 are summarized as follows:

                                                                                    1998                        1997
                                                                             ------------------------   --------------------------
                                                                               Amount        Percent      Amount         Percent
                                                                             -----------   ----------   ------------   -----------
Fund I and II Tucker                                                         $ 4,156,811           45%   $ 4,280,651            45%

Fund I, II, II-OW, VI, and VII
  Associates--Cherokee                                                         4,295,663           55      4,536,781            54

Fund II and III Associates--The Atrium                                         6,181,461           63      6,760,950            61

Fund II and III Associates--Brookwood
  Grill                                                                        2,042,176           62      2,156,463            62
                                                                             -----------                 -----------
                                                                             $16,676,111                 $17,734,845
                                                                             ===========                 ===========



The following are descriptions of the joint ventures in which Fund II and II-OW has investments.

      Fund I and II Tucker

      Tucker and Cherokee Commons were previously held in joint ventures between Wells Real Estate Fund I ("Fund I") and Fund II and II-OW. The joint ventures were formed for the purpose of owning, developing, and operating Cherokee Commons and Tucker. In 1991, the Tucker and Cherokee Commons joint ventures were merged into a new joint venture, the Fund I and II Tucker-Cherokee Joint Venture. Under the terms of the joint venture agreement, the ownership interests of Fund I and Fund II and II-OW in each individual property remained unchanged.

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

      In 1996, one of the tenants in Tucker experienced a fire. In 1996, Fund I and II Tucker received an initial insurance settlement of $143,944 for damages to the building. The loss on real estate assets of $61,985 is included in the following statement of loss. In 1997, $104,895 was received as an insurance settlement for the fire damages discussed above and storm damages that occurred in 1997. In addition, a loss from the retirement of real estate assets of $58,952 was incurred. The resulting net gain on real estate assets of $45,943 is included in the following statement of income. Additional insurance proceeds of $27,319 related to these damages were received in 1998 and are reflected as a gain on real estate assets in the following statement of income.

      Following are the financial statements for Fund I and II Tucker:



                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1998 and 1997

                                                              Assets

                                                                               1998          1997
                                                                            -----------  -----------
Real estate assets,at cost:
 Land                                                                        $3,260,887   $3,260,887
 Building and improvements, less accumulated depreciation of
  $2,913,652 in 1998 and $2,473,553 in 1997                                   6,040,015    6,083,701
 Construction in progress                                                        26,731      280,330
                                                                            -----------  -----------
   Total real estate assets                                                   9,327,633    9,624,918
Cash and cash equivalents                                                        49,380       12,684
Accounts receivable                                                              96,362       79,715
Prepaid expenses and other assets                                               122,181      104,596
                                                                            -----------  -----------
   Total assets                                                              $9,595,556   $9,821,913
                                                                            ===========  ===========

                                        Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                       $   64,964   $   74,018
 Partnership distributions payable                                               66,558       16,060
 Due to affiliates                                                              548,632      481,228
                                                                            -----------  -----------
   Total liabilities                                                            680,154      571,306
                                                                            -----------  -----------
Partners' capital:
 Wells Real Estate Fund I                                                     4,758,591    4,969,956
 Fund II and II-OW                                                            4,156,811    4,280,651
                                                                            -----------  -----------
   Total partners' capital                                                    8,915,402    9,250,607
                                                                            -----------  -----------
   Total liabilities and partners' capital                                   $9,595,556   $9,821,913
                                                                            ===========  ===========



                                                       Fund I and II Tucker
                                                     (A Georgia Joint Venture)
                                                    Statements of Income (Loss)
                                       for the Years Ended December 31, 1998, 1997, and 1996

                                                                   1998         1997         1996
                                                                ----------   ----------   ----------
Revenues:
 Rental income                                                  $1,242,332   $1,077,916   $1,065,598
 Interest income                                                         0        1,159          624
                                                                ----------   ----------   ----------
                                                                 1,242,332    1,079,075    1,066,222
                                                                ----------   ----------   ----------
Expenses:
 Operating costs, net of reimbursements
                                                                   515,791      496,258      463,229
 Depreciation                                                      440,099      419,928      419,137
 Management and leasing fees                                       164,378      122,452      118,542
 (Gain) loss on real estate assets                                 (27,319)     (45,943)      61,985
 Property administration                                            32,420       28,665       30,724
 Legal and accounting                                               12,093        7,936        4,386
 Computer costs                                                          0            0        3,385
                                                                ----------   ----------   ----------
                                                                 1,137,462    1,029,296    1,101,388
                                                                ----------   ----------   ----------
     Net income (loss)                                           $ 104,870   $   49,779   $  (35,166)
                                                                ==========   ==========   ==========

     Net income (loss) allocated to Wells Real Estate
         Fund I                                                  $  57,773   $   27,423   $  (19,373)
                                                                ==========   ==========   ==========
     Net income (loss) allocated to Fund II and II-OW            $  47,097   $   22,356   $  (15,793)
                                                                ==========   ==========   ==========


                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                Wells Real     Fund II       Total
                                                                  Estate         and       Partners'
                                                                  Fund I        II-OW       Capital
                                                               -----------  -----------  ------------

Balance, December 31, 1995                                      $5,457,282   $4,591,825   $10,049,107
 Net loss                                                          (19,373)     (15,793)      (35,166)
 Partnership distributions                                        (290,352)    (194,473)     (484,825)
                                                               -----------  -----------  ------------
Balance, December 31, 1996                                       5,147,557    4,381,559     9,529,116
 Net income                                                         27,423       22,356        49,779
 Partnership distributions                                        (205,024)    (123,264)     (328,288)
                                                               -----------  -----------  ------------
Balance, December 31, 1997                                       4,969,956    4,280,651     9,250,607
 Net income                                                         57,773       47,097       104,870
 Partnership distributions                                        (269,138)    (170,937)     (440,075)
                                                               -----------  -----------  ------------
Balance, December 31, 1998                                      $4,758,591   $4,156,811   $ 8,915,402
                                                               ===========  ===========  ============

                                                       Funds I and II Tucker
                                                     (A Georgia Joint Venture)
                                                     Statements of Cash Flows
                                       for the Years Ended December 31, 1998, 1997, and 1996


                                                                      1998         1997          1996
                                                                ----------   ----------   -----------
Cash flows from operating activities:
 Net income (loss)                                              $  104,870   $   49,779   $   (35,166)
                                                                ----------   ----------   -----------
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation                                                    440,099      419,928       419,137
   (Gain) loss on real estate assets                               (27,319)     (45,943)       61,985
   Changes in assets and liabilities:
    Accounts receivable                                            (16,647)      (5,244)       24,751
    Prepaid expenses and other assets                              (17,585)     (54,616)        5,052
    Accounts payable and accrued expenses                           (9,054)      31,831       (13,972)
    Due to affiliates                                               67,404       58,435        46,643
                                                                ----------   ----------   -----------
     Total adjustments                                             436,898      404,391       543,596
                                                                ----------   ----------   -----------
     Net cash provided by operating activities
                                                                   541,768      454,170       508,430
                                                                ----------   ----------   -----------

Cash flows from investing activities:
 Investment in real estate                                        (142,814)    (346,550)      (63,491)
 Insurance proceeds                                                 27,319      104,895       143,944
                                                                ----------   ----------   -----------
     Net cash (used in) provided by investing
      activities                                                  (115,495)    (241,655)       80,453
                                                                ----------   ----------   -----------

Cash flows from financing activities:
 Distributions to joint venture partners                          (389,577)    (423,108)     (505,628)
                                                                ----------   ----------   -----------
Net increase (decrease) in cash and cash equivalents                36,696     (210,593)       83,255
Cash and cash equivalents, beginning of year                        12,684      223,277       140,022
                                                                ----------   ----------   -----------
Cash and cash equivalents, end of year                          $   49,380   $   12,684   $   223,277
                                                                ==========   ==========   ===========

      Fund I, II, II-OW, VI, and VII Associates--Cherokee

      In August 1995, Cherokee Commons was transferred to a new joint venture between Fund I, Fund II and II-OW, Wells Real Estate Fund VI, L.P.
      ("Fund VI"), and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund I, II, II-OW, VI, and VII Associates--Cherokee, was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet located in Cherokee County, Georgia. Percentage ownership interests in Fund I, II, II-OW, VI, and VII Associates--Cherokee were determined at the time of formation based on contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million to the new joint venture in return for a 10.7% ownership interest.
      Fund I's ownership interest in the Cherokee joint venture changed from 30.6% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69.4% to 55.6%. The $2 million in cash contributed to Cherokee was used to fund an expansion of the property for an existing tenant.

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:


              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1998 and 1997

                                    Assets

                                                                           1998       1997
                                                                          ----------  ----------
Real estate assets, at cost:
 Land                                                                     $1,219,704  $1,219,704
 Building and improvements, less accumulated depreciation of
  $2,717,809 in 1998 and $2,273,149 in 1997                                6,500,995   6,939,884
                                                                          ----------  ----------

   Total real estate assets                                                7,720,699   8,159,588
Cash and cash equivalents                                                    222,814     153,159
Accounts receivable                                                           35,517      92,516
Prepaid expenses and other assets                                             90,979      99,869
                                                                          ----------  ----------
   Total assets                                                           $8,070,009  $8,505,132
                                                                          ==========  ==========


                                Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                    $  107,129  $   36,851
 Partnership distributions payable                                           130,838     194,123
 Due to affiliates                                                           109,267      93,940
                                                                          ----------  ----------
   Total liabilities                                                         347,234     324,914
                                                                          ----------  ----------
Partners' capital:
 Wells Real Estate Fund I                                                  1,741,492   1,863,173
 Fund II and II-OW                                                         4,295,663   4,536,781
 Wells Real Estate Fund VI                                                   844,160     891,482
 Wells Real Estate Fund VII                                                  841,460     888,782
                                                                          ----------  ----------
   Total partners' capital                                                 7,722,775   8,180,218
                                                                          ----------  ----------
   Total liabilities and partners' capital                                $8,070,009  $8,505,132
                                                                          ==========  ==========



              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                    1998        1997        1996
                                                                --------  ----------  ----------
Revenues:
 Rental income                                                  $909,831  $  880,652  $  890,951
 Interest income                                                      84          67          73
                                                                --------  ----------  ----------
                                                                 909,915     880,719     891,024
                                                                --------  ----------  ----------
Expenses:
 Depreciation                                                    444,660     440,882     429,419
 Operating costs, net of reimbursements                           35,715      70,017     126,367
 Property administration                                          22,934      26,260      42,868
 Management and leasing fees                                      82,517      78,046      48,882
 Legal and accounting                                              7,363       9,385       8,362
 Computer costs                                                        0           0       3,244
 Bad debt expense                                                 18,664           0           0
 Loss on real estate assets                                            0      32,632           0
                                                                --------  ----------  ----------
                                                                 611,853     657,222     659,142
                                                                --------  ----------  ----------
Net income                                                      $298,062  $  223,497  $  231,882
                                                                ========  ==========  ==========

Net income allocated to Wells Real Estate Fund I                $ 71,604  $   53,691  $   55,705
                                                                ========  ==========  ==========

Net income allocated to Fund II and II-OW                       $162,626  $  121,942  $  126,517
                                                                ========  ==========  ==========

Net income allocated to Wells Real Estate Fund VI               $ 31,916  $   23,932  $   24,830
                                                                ========  ==========  ==========

Net income allocated to Wells Real Estate Fund VII
                                                               $  31,916  $   23,932  $   24,830
                                                                ========  ==========  ==========



              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1998, 1997, and 1996

                                                                Wells Real     Fund II    Wells Real   Wells Real      Total
                                                                  Estate         and        Estate       Estate      Partners'
                                                                  Fund I        II-OW       Fund VI     Fund VII      Capital
                                                               -----------  ------------ ----------- ------------  ------------

Balance, December 31, 1995                                      $2,103,666   $5,028,796    $ 980,277    $ 977,577   $9,090,316
 Net income                                                         55,705      126,517       24,830       24,830      231,882
 Partnership distributions                                        (189,008)    (409,039)     (72,510)     (72,510)    (743,067)
                                                               -----------  ------------ ----------- ------------  ------------
Balance, December 31, 1996                                       1,970,363    4,746,274      932,597      929,897    8,579,131
 Net income                                                         53,691      121,942       23,932       23,932      223,497
 Partnership distributions                                        (160,881)    (331,435)     (65,047)     (65,047)    (622,410)
                                                               -----------  ------------ ----------- ------------  ------------
Balance, December 31, 1997                                       1,863,173    4,536,781      891,482      888,782    8,180,218
 Net income                                                         71,604      162,626       31,916       31,916      298,062
 Partnership distributions                                        (193,285)    (403,744)     (79,238)     (79,238)    (755,505)
                                                               -----------  ------------ ----------- ------------  ------------
Balance, December 31, 1998                                      $1,741,492   $4,295,663    $ 844,160    $ 841,460   $7,722,775
                                                               ===========  ============ =========== ============  ============


                                        Fund I, II, II-OW, VI, and VII Associates--Cherokee
                                                     (A Georgia Joint Venture)
                                                     Statements of Cash Flows
                                       for the Years Ended December 31, 1998, 1997, and 1996

                                                                                              1998         1997         1996
                                                                                           ---------   ----------   ----------
Cash flows from operating activities:
  Net income                                                                               $ 298,062    $ 223,497   $  231,882
                                                                                           ---------   ----------   ----------
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation                                                                             444,660      440,882      429,419
    Loss on real estate assets                                                                     0       32,632            0
    Changes in assets and liabilities:
     Accounts receivable                                                                      56,999        1,386       43,062
     Prepaid expenses and other assets                                                         8,890      (21,342)      14,106
     Accounts payable and accrued expenses                                                    70,278       13,721       (4,624)
     Due to affiliates                                                                        15,327       15,565        9,613
                                                                                           ---------   ----------   ----------
      Total adjustments                                                                      596,154      482,844      491,576
                                                                                           ---------   ----------   ----------
      Net cash provided by operating activities
                                                                                             894,216      706,341      723,458
                                                                                           ---------   ----------   ----------

Cash flows from investing activities:
  Investment in real estate                                                                   (5,771)     (83,424)     (28,231)
                                                                                           ---------   ----------   ----------
Cash flows from financing activities:
  Distributions to joint venture partners                                                   (818,790)    (541,104)    (834,237)
                                                                                           ---------   ----------   ----------
Net increase (decrease) in cash and cash equivalents                                          69,655       81,813     (139,010)
Cash and cash equivalents, beginning of year                                                 153,159       71,346      210,356
                                                                                           ---------   ----------   ----------
Cash and cash equivalents, end of year                                                     $ 222,814    $ 153,159   $   71,346
                                                                                           =========   ==========   ==========

      FUND II AND III ASSOCIATES

      On April 3, 1989, Fund II and II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P. ("Fund III"). The new joint venture, Fund II and III Associates, was formed for the purpose of investing in commercial and industrial real properties. In April 1989, Fund II and III Associates acquired The Atrium. In 1991, Fund II and II-OW contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates. The property is a 5.8-acre tract of land. A restaurant was developed on 1.5 acres of the 880 Property and is currently operating as the Brookwood Grill restaurant ("Fund II and III Associates--Brookwood Grill"). The remaining 4.3 acres of the 880 Property was transferred at cost to the Fund II, III, VI, and VII Associates joint venture during 1995. Fund II and III Associates' investment in this transferred parcel of the 880 Property was $1,507,807 and $1,608,215 at December 31, 1998 and 1997, respectively, which represented a 24% interest for each year.

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

      Following are the financial statements for Fund II and III Associates--The
Atrium:

                    FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

                                    Assets

                                                                                      1998              1997
                                                                                 --------------    ----------------
     Real estate assets, at cost:
         Land                                                                      $1,504,743        $  1,504,743
         Building and improvements, less accumulated depreciation of
            $5,433,962 in 1998 and $4,567,184 in 1997                               7,938,061           8,804,839
                                                                                 --------------    ----------------
                   Total real estate assets                                         9,442,804          10,309,582
     Cash and cash equivalents                                                        128,882             281,285
     Accounts receivable                                                               18,114              18,950
     Prepaid expenses and other assets                                                302,888             392,633
                                                                                 --------------    ----------------
                   Total assets                                                    $9,892,688         $11,002,450
                                                                                 ==============    ================

                                         Liabilities and Partners' Capital

     Liabilities:
         Accounts payable                                                       $       4,587       $     151,366
         Partnership distributions payable                                            137,224             151,044
         Due to affiliates                                                                  0               3,829
                                                                                 --------------    ----------------
                   Total liabilities                                                  141,811             306,239
                                                                                 --------------    ----------------
     Partners' capital:
         Fund II and II-OW                                                          6,181,461           6,760,950
         Wells Real Estate Fund III                                                 3,569,416           3,935,261
                                                                                 --------------    ----------------
                   Total partners' capital                                          9,750,877          10,696,211
                                                                                 --------------    ----------------
                   Total liabilities and partners' capital                         $9,892,688         $11,002,450
                                                                                 ==============    ================

                    FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF (LOSS) INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                      1998             1997             1996
                                                                 --------------   --------------   ----------------
     Revenues:
         Rental income                                             $1,470,144      $   924,769        $1,048,583
         Interest income                                                    0            2,617            24,188
         Other income                                                  13,280            8,638                 0
                                                                 --------------   --------------   ----------------
                                                                    1,483,424          936,024         1,072,771
                                                                 --------------   --------------   ----------------
     Expenses:
         Depreciation                                                 866,778          795,829           674,479
         Operating costs, net of reimbursements                       699,550          614,932            85,183
         Management and leasing fees                                  186,102          111,576            71,381
         Property administration                                       11,095           27,325            59,934
         Legal and accounting                                           3,310           17,408            11,878
         Computer costs                                                     0              107             1,410
         Loss on real estate assets                                         0          181,684                 0
                                                                 --------------   --------------   ----------------
                                                                    1,766,835        1,748,861           904,265
                                                                 --------------   --------------   ----------------
     Net (loss) income                                            $  (283,411)     $  (812,837)      $   168,506
                                                                 ==============   ==============   ================

     Net (loss) income allocated to Fund II and II-OW             $  (173,731)     $  (509,625)      $   110,540
                                                                 ==============   ==============   ================

     Net (loss) income allocated to Wells Real Estate
         Fund III                                                 $  (109,680)     $  (303,212)     $     57,966
                                                                 ==============   ==============   ================

                    FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                   FUND II          WELLS REAL          TOTAL
                                                                     AND              ESTATE          PARTNERS'
                                                                    II-OW            FUND III          CAPITAL
                                                               ---------------   ---------------    ---------------
     Balance, December 31, 1995                                  $7,273,932        $3,815,165         $11,089,097
         Net income                                                 110,540            57,966             168,506
         Partnership distributions                                 (398,911)         (209,185)           (608,096)
                                                               ---------------   ---------------    ---------------
     Balance, December 31, 1996                                   6,985,561         3,663,946          10,649,507
         Net loss                                                  (509,625)         (303,212)           (812,837)
         Partnership contributions                                  409,495           659,810           1,069,305
         Partnership distributions                                 (124,481)          (85,283)           (209,764)
                                                               ---------------   ---------------    ---------------
     Balance, December 31, 1997                                   6,760,950         3,935,261          10,696,211
         Net loss                                                  (173,731)         (109,680)           (283,411)
         Partnership distributions                                 (405,758)         (256,165)           (661,923)
                                                               ---------------   ---------------    ---------------
     Balance, December 31, 1998                                  $6,181,461        $3,569,416          $9,750,877
                                                               ===============   ===============    ===============

                    FUND II AND III ASSOCIATES--THE ATRIUM
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                          1998             1997              1996
                                                                      -------------   --------------    -----------
     Cash flows from operating activities:
         Net (loss) income                                              $(283,411)     $  (812,837)      $168,506
                                                                      -------------   --------------    -----------
         Adjustments to reconcile net (loss) income to net
            cash provided by (used in) operating activities:
                Depreciation                                              866,778          795,829        674,479
                Loss on real estate assets                                      0          181,684              0
                Changes in assets and liabilities:
                   Accounts receivable                                        836          (18,950)       113,362
                   Prepaid expenses and other assets                       89,745         (357,417)             0
                   Accounts payable                                      (146,779)         (37,394)      (338,991)
                   Due to affiliates                                       (3,829)           3,829         (6,802)
                                                                      -------------   --------------    -----------
                      Total adjustments                                   806,751          567,581        442,048
                                                                      -------------   --------------    -----------
                      Net cash provided by (used in) operating
                          activities                                      523,340         (245,256)       610,554
                                                                      -------------   --------------    -----------
     Cash flows from investing activities:
         Investment in real estate assets                                       0         (932,156)       (35,038)
                                                                      -------------   --------------    -----------
     Cash flows from financing activities:
         Contributions from joint venture partners                              0        1,069,305              0
         Distributions to joint venture partners                         (675,743)         (58,720)      (973,577)
                                                                      -------------   --------------    -----------
                      Net cash (used in) provided by financing
                          activities                                     (675,743)       1,010,585       (973,577)
                                                                      -------------   --------------    -----------
     Net decrease in cash and cash equivalents                           (152,403)        (166,827)      (398,061)
     Cash and cash equivalents, beginning of year                         281,285          448,112        846,173
                                                                      -------------   --------------    -----------
     Cash and cash equivalents, end of year                              $128,882      $   281,285       $448,112
                                                                      =============   ==============    ===========

      Following are the financial statements for Fund II and III
Associates--Brookwood Grill:

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

                                    Assets

                                                                                        1998             1997
                                                                                 ----------------  ----------------
     Real estate assets, at cost:
         Land                                                                        $  745,223       $   745,223
         Building and improvements, less accumulated
            depreciation of $329,731 in 1998 and $275,717 in
            1997                                                                        943,082           997,096
                                                                                 ----------------  ----------------
                   Total real estate assets                                           1,688,305         1,742,319
     Investment in joint venture                                                      1,507,807         1,608,215
     Cash and cash equivalents                                                           73,956            54,321
     Due from affiliate                                                                  50,479            32,092
     Accounts receivable                                                                 67,018            89,757
     Prepaid expenses and other assets                                                   17,480            23,048
                                                                                 ----------------  ----------------
                   Total assets                                                      $3,405,045        $3,549,752
                                                                                 ================  ================


                                            Liabilities and Partners' Capital

     Liabilities:
         Accounts payable                                                         $       1,200     $       3,879
         Due to affiliate                                                                 3,894             5,381
         Partnership distributions payable                                              124,772            82,012
                                                                                 ----------------  ----------------
                   Total liabilities                                                    129,866            91,272
                                                                                 ----------------  ----------------
     Partners' capital:
         Fund II and II-OW                                                            2,042,176         2,156,463
         Wells Real Estate Fund III                                                   1,233,003         1,302,017
                                                                                 ----------------  ----------------
                   Total partners' capital                                            3,275,179         3,458,480
                                                                                 ----------------  ----------------
                   Total liabilities and partners' capital                           $3,405,045        $3,549,752
                                                                                 ================  ================

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                             STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                          1998             1997              1996
                                                                      -------------   --------------    -----------
     Revenues:
         Rental income                                                   $225,100        $225,106        $225,359
         Equity in income (loss) of joint venture                          78,791          27,213         (19,378)
                                                                      -------------   --------------    -----------
                                                                          303,891         252,319         205,981
                                                                      -------------   --------------    -----------
     Expenses:
         Operating costs, net of reimbursements                           (31,540)         15,233          92,450
         Depreciation                                                      54,014          54,014          54,014
         Management and leasing fees                                       23,348          28,464          27,004
         Property administration                                            3,708           3,875          12,454
         Legal and accounting                                               3,200           4,672           3,164
         Computer costs                                                         0             107           1,410
                                                                      -------------   --------------    -----------
                                                                           52,730         106,365         190,496
                                                                      -------------   --------------    -----------
     Net income                                                          $251,161        $145,954       $  15,485
                                                                      =============   ==============    ===========

     Net income allocated to Fund II and II-OW                           $156,599       $  91,002      $    9,655
                                                                      =============   ==============    ===========

     Net income allocated to Wells Real Estate Fund III                 $  94,562       $  54,952      $    5,830
                                                                      =============   ==============    ===========


                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                   FUND II          WELLS REAL          TOTAL
                                                                     AND              ESTATE          PARTNERS'
                                                                    II-OW            FUND III          CAPITAL
                                                               ---------------   ---------------    ---------------
     Balance, December 31, 1995                                    $2,312,957       $1,396,514        $3,709,471
         Net income                                                     9,655            5,830            15,485
         Partnership distributions                                    (66,498)         (40,154)         (106,652)
                                                               ---------------   ---------------    ---------------
     Balance, December 31, 1996                                     2,256,114        1,362,190         3,618,304
         Net income                                                    91,002           54,952           145,954
         Partnership distributions                                   (190,653)        (115,125)         (305,778)
                                                               ---------------   ---------------    ---------------
     Balance, December 31, 1997                                     2,156,463        1,302,017         3,458,480
         Net income                                                   156,599           94,562           251,161
         Partnership distributions                                   (270,886)        (163,576)         (434,462)
                                                               ---------------   ---------------    ---------------
     Balance, December 31, 1998                                    $2,042,176       $1,233,003        $3,275,179
                                                               ---------------   ---------------    ---------------

                  FUND II AND III ASSOCIATES--BROOKWOOD GRILL
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                             1998          1997           1996
                                                                        -------------  ------------    -----------
     Cash flows from operating activities:
         Net income                                                         $251,161      $145,954      $  15,485
                                                                        -------------  ------------    -----------
         Adjustments to reconcile net income to net cash
            provided by operating activities:
                Depreciation                                                  54,014        54,014         54,014
                Equity in (income) loss of joint venture                     (78,791)      (27,213)        19,378
                Changes in assets and liabilities:
                   Accounts receivable                                        22,739        24,229         (9,262)
                   Prepaid expenses and other assets                           5,568         5,568          5,568
                   Accounts payable                                           (2,679)      (16,161)        18,860
                   Due to affiliates                                          (1,487)       (1,163)           465
                                                                        -------------  ------------    -----------
                      Total adjustments                                         (636)       39,274         89,023
                                                                        -------------  ------------    -----------
                      Net cash provided by operating activities              250,525       185,228        104,508
                                                                        -------------  ------------    -----------
     Cash flows from investing activities:
         Distributions received from joint venture                           160,812        89,622          7,022
                                                                        -------------  ------------    -----------
     Cash flows from financing activities:
         Distributions to joint venture partners                            (391,702)     (229,631)      (136,320)
                                                                        -------------  ------------    -----------
     Net increase (decrease) in cash and cash equivalents                     19,635        45,219        (24,790)
     Cash and cash equivalents, beginning of year                             54,321         9,102         33,892
                                                                        -------------  ------------    -----------
     Cash and cash equivalents, end of year                                $  73,956     $  54,321     $    9,102
                                                                        =============  ============    ===========

      FUND II, III, VI, AND VII ASSOCIATES

      On January 1, 1995, the Fund II and III Associates joint venture entered into a joint venture agreement with Fund VI and Fund VII. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property to the Fund II, III, VI, and VII Associates joint venture. During 1996, 1997, and 1998, Fund VI and Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly. Development was substantially completed in 1996 on two retail and office buildings containing a total of approximately 49,500 square feet.

      The following are the financial statements for Fund II, III, VI, and VII
Associates:

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                                BALANCE SHEETS
                          DECEMBER 31, 1998 AND 1997

                                    Assets

                                                                                       1998             1997
                                                                                 ----------------  ----------------
     Real estate assets, at cost:
         Land                                                                       $1,325,242        $1,325,242
         Building and improvements, less accumulated
            depreciation of $884,062 in 1998 and $507,772 in
            1997                                                                     4,773,062         5,025,276
         Construction in progress                                                       41,263            59,564
                                                                                 ----------------  ----------------
                   Total real estate assets                                          6,139,567         6,410,082
     Cash and cash equivalents                                                         308,788           219,391
     Accounts receivable                                                               111,460            54,524
     Prepaid expenses and other assets                                                 233,965           269,568
                                                                                 ----------------  ----------------
                   Total assets                                                     $6,793,780        $6,953,565
                                                                                 ================  ================

                                           Liabilities and Partners' Capital

     Liabilities:
         Accounts payable and accrued expenses                                     $   192,072       $   170,776
         Partnership distributions payable                                             209,716           131,907
                                                                                 ----------------  ----------------
                                                                                       401,788           302,683
                                                                                 ----------------  ----------------
     Partners' capital:
         Fund II and III Associates                                                  1,507,807         1,608,215
         Wells Real Estate Fund VI                                                   1,682,380         1,789,811
         Wells Real Estate Fund VII                                                  3,201,805         3,252,856
                                                                                 ----------------  ----------------
                   Total partners' capital                                           6,391,992         6,650,882
                                                                                 ----------------  ----------------
                   Total liabilities and partners' capital                          $6,793,780        $6,953,565
                                                                                 ================  ================

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                          STATEMENTS OF INCOME (LOSS)
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                          1998            1997            1996
                                                                     -------------    ------------     -----------
     Revenues:
         Rental income                                                   $872,978        $679,268        $255,062
         Other income                                                      36,000               0               0
                                                                     -------------    ------------     -----------
                                                                          908,978         679,268         255,062
                                                                     -------------    ------------     -----------
     Expenses:
         Depreciation                                                     376,290         325,974         181,798
         Operating costs, net of reimbursements                            85,983         122,261          75,018
         Management and leasing fees                                       97,701          99,834          28,832
         Legal and accounting                                               6,509           4,885          14,928
         Property administration                                           14,926          17,321          10,286
         Computer costs                                                         0             228           1,368
                                                                     -------------    ------------     -----------
                                                                          581,409         570,503         312,230
                                                                     -------------    ------------     -----------
     Net income (loss)                                                   $327,569        $108,765       $ (57,168)
                                                                     =============    ============     ===========

     Net income (loss) allocated to Fund II and III Associates          $  78,791       $  27,213       $ (19,378)
                                                                     =============    ============     ===========

     Net income (loss) allocated to Wells Real Estate Fund VI           $  87,914       $  28,409       $ (10,193)
                                                                     =============    ============     ===========

     Net income (loss) allocated to Wells Real Estate Fund VII           $160,864       $  53,143       $ (27,597)
                                                                     =============    ============     ===========

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                        STATEMENTS OF PARTNERS' CAPITAL
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                      FUND II          WELLS         WELLS REAL         TOTAL
                                                      AND III       REAL ESTATE        ESTATE         PARTNERS'
                                                    ASSOCIATES        FUND VI         FUND VII         CAPITAL
                                                  --------------  ---------------  --------------   --------------
     Balance, December 31, 1995                      $1,729,116       $1,028,210      $2,521,739       $5,279,065
         Partnership contributions                            0          761,259         835,646        1,596,905
         Partnership distributions                      (19,494)         (19,329)        (37,237)         (76,060)
         Net loss                                       (19,378)         (10,193)        (27,597)         (57,168)
                                                  --------------  ---------------  --------------   --------------
     Balance, December 31, 1996                       1,690,244        1,759,947       3,292,551        6,742,742
         Partnership contributions                            0          116,675         121,576          238,251
         Partnership distributions                     (109,242)        (115,220)       (214,414)        (438,876)
         Net income                                      27,213           28,409          53,143          108,765
                                                  --------------  ---------------  --------------   --------------
     Balance, December 31, 1997                       1,608,215        1,789,811       3,252,856        6,650,882
         Partnership contributions                            0            4,600         154,049          158,649
         Partnership distributions                     (179,199)        (199,945)       (365,964)        (745,108)
         Net income                                      78,791           87,914         160,864          327,569
                                                  --------------  ---------------  --------------   --------------
     Balance, December 31, 1998                      $1,507,807       $1,682,380      $3,201,805       $6,391,992
                                                  ==============  ===============  ==============   ==============

                     FUND II, III, VI, AND VII ASSOCIATES
                           (A GEORGIA JOINT VENTURE)
                           STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

                                                                             1998          1997           1996
                                                                       -------------  ------------  ---------------
     Cash flows from operating activities:
         Net income (loss)                                                $327,569      $108,765     $    (57,168)
                                                                       -------------  ------------  ---------------
         Adjustments to reconcile net income (loss) to net
            cash provided by operating activities:
                Depreciation                                               376,290       325,974          181,798
                Changes in assets and liabilities:
                   Accounts receivable                                     (56,936)       12,810          (67,334)
                   Prepaid expenses and other assets                        35,603      (123,748)        (104,792)
                   Accounts payable and accrued expenses                    21,296       (34,194)          88,532
                                                                       -------------  ------------  ---------------
                      Total adjustments                                    376,253       180,842           98,204
                                                                       -------------  ------------  ---------------
                      Net cash provided by operating activities            703,822       289,607           41,036
                                                                       -------------  ------------  ---------------
     Cash flows from investing activities:
         Decrease in construction payables                                       0             0         (358,467)
         Investment in real estate                                        (102,122)     (620,059)      (1,736,082)
                                                                       -------------  ------------  ---------------
                      Net cash used in investing activities               (102,122)     (620,059)      (2,094,549)
                                                                       -------------  ------------  ---------------
     Cash flows from financing activities:
         Contributions from joint venture partners                         154,996       230,699        1,434,308
         Distributions to joint venture partners                          (667,299)     (356,559)         (26,470)
                                                                       -------------  ------------  ---------------
                      Net cash (used in) provided by financing
                          activities                                      (512,303)     (125,860)       1,407,838
                                                                       -------------  ------------  ---------------
     Net increase (decrease) in cash and cash equivalents                   89,397      (456,312)        (645,675)
     Cash and cash equivalents, beginning of year                          219,391       675,703        1,321,378
                                                                       -------------  ------------  ---------------
     Cash and cash equivalents, end of year                               $308,788      $219,391      $   675,703
                                                                       =============  ============  ===============

     Supplemental disclosure of noncash activities:
         Deferred project costs contributed                             $    3,653    $    7,552      $   162,597
                                                                       =============  ============  ===============

  4.  INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

      The Partnership's income tax basis net income for the years ended December 31, 1998, 1997, and 1996 is calculated as follows:

                                                                                1998          1997          1996
                                                                             -----------   -----------   ----------
     Financial statement net income (loss)                                    $   5,190     $(18,601)     $ 6,273
     Increase (decrease) in net income (loss) resulting from:
        Depreciation expense for financial reporting
           purposes in excess of amounts for income
           tax purposes                                                          35,189       32,988       27,841
        Expenses deductible when paid for income
           tax purposes, accrued for financial
           reporting purposes                                                     1,713        1,552        1,052
        Rental income recognized for income tax
           purposes less than amounts for financial
           reporting purposes                                                     1,485          457        3,650
        Loss on retirement for income tax purposes                                    0         (775)           0
        Involuntary conversion for income tax
           purposes                                                                   0         (760)           0
        Meals and entertainment                                                       5           46            0
                                                                             -----------   -----------   ----------
     Income tax basis net income                                                $43,852     $ 14,907      $38,816
                                                                             ===========   ===========   ==========

      The Partnership's income tax partners' capital at December 31, 1998, 1997, and 1996 computed as follows:

                                                                           1998           1997           1996
                                                                      ------------    ------------   ------------
     Financial statement partners' capital                             $1,236,239      $1,315,655     $1,370,809
     Increase (decrease) in partners' capital
       resulting from:
           Depreciation expense for financial
           reporting purposes in excess of
           amounts for income tax purposes                                102,346          67,157         34,169
        Joint venture change in ownership                                  (1,427)         (1,427)        (1,427)
        Accumulated expenses deductible
           when paid for income tax
           purposes, accrued for financial
           reporting purposes                                              29,595          27,882         26,330
        Accumulated rental income accrued
           for financial reporting in excess
           of amounts for income tax
           purposes                                                        (6,080)         (7,565)        (8,022)
        Partnership distributions payable                                  18,974          18,213          8,576
        Other                                                              (3,184)         (3,189)        (1,700)
                                                                      ------------    ------------   ------------
     Income tax basis partners' capital                                $1,376,463      $1,416,726     $1,428,735
                                                                      ============    ============   ============

  5.  RENTAL INCOME

      The future minimum rental income due from the Partnership's respective ownership interest in the joint ventures under noncancelable operating leases at December 31, 1998 is as follows:

                Year ended December 31:
                    1999                                     $154,622
                    2000                                      154,413
                    2001                                      112,307
                    2002                                       46,467
                    2003                                       20,284
                Thereafter                                    133,415
                                                             --------
                                                             $621,508
                                                             ========

      Three significant tenants contributed approximately 34%, 17%, and 12% of rental income, which is included in equity in income of joint ventures for the year ended December 31, 1998. In addition, three significant tenants will contribute approximately 34%, 26%, and 17% of future minimum rental income.

      The future minimum rental income due Fund II and II-OW for the First Union Property under noncancelable operating leases at December 31, 1998 is as follows:

                Year ending December 31:

                    1999                                    $  788,059
                    2000                                       919,776
                    2001                                       306,592
                                                          --------------
                                                            $2,014,427
                                                          ==============

      One tenant at the First Union Property contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

      The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 1998 is as follows:

                Year ending December 31:

                    1999                                    $1,022,295
                    2000                                       802,081
                    2001                                       470,129
                    2002                                       268,924
                    2003                                        36,342
                Thereafter                                     131,800
                                                          --------------
                                                            $2,731,571
                                                          ==============

      One tenant contributed 11% of rental income for the year ended December 31, 1998 and will contribute approximately 21% of future minimum rental income.

      The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1998 is as follows:

                Year ending December 31:

                    1999                                    $  883,301
                    2000                                       824,544
                    2001                                       737,386
                    2002                                       694,469
                    2003                                       636,952
                Thereafter                                   4,424,471
                                                          --------------
                                                            $8,201,123
                                                          ==============

      One tenant contributed approximately 65% of rental income for the year ended December 31, 1998 and will contribute approximately 88% of future minimum rental income.

      The future minimum rental income due Fund II and III Associates--The Atrium under noncancelable operating leases at December 31, 1998 is as follows:

                Year ending December 31:

                    1999                                    $1,458,240
                    2000                                     1,478,080
                    2001                                     1,488,000
                    2002                                       496,000
                                                          --------------
                                                            $4,920,320
                                                          ==============

      One tenant at The Atrium contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

      The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 1998 is as follows:

                Year ending December 31:

                    1999                                      $249,550
                    2000                                       249,550
                    2001                                       249,550
                    2002                                        20,796
                                                            ------------
                                                              $769,446
                                                            ============

      One tenant contributed 100% of rental income for the year ended December 31, 1998 and will contribute 100% of future minimum rental income.

      The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1998 is as follows:

                Year ending December 31:

                    1999                                    $  733,044
                    2000                                       701,474
                    2001                                       654,767
                    2002                                       335,261
                    2003                                       121,668
                Thereafter                                     263,613
                                                          --------------
                                                            $2,809,827
                                                          ==============

      Four significant tenants contributed approximately 15%, 14%, 13%, and 12% of rental income for the year ended December 31, 1998. In addition, two significant tenants will contribute approximately 31% and 14% of future minimum rental income.

  6.  COMMITMENTS AND CONTINGENCIES

      Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS






To Wells Real Estate Fund II
and Wells Real Estate Fund II-OW:


We have audited the accompanying balance sheets of the First UNION PROPERTY as of December 31, 1998 and 1997 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the property's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The First Union Property as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP






Atlanta, Georgia
January 27, 1999

                            THE FIRST UNION PROPERTY


                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                     ASSETS


                                                                                       1998                1997
                                                                                     ----------         ----------
REAL ESTATE ASSETS:
 Land                                                                                $1,367,856         $1,367,856
 Building and improvements, less accumulated depreciation of $2,623,785 in
  1998 and $2,256,118 in 1997                                                         5,147,333          5,515,000
                                                                                     ----------         ----------
       Total real estate assets                                                       6,515,189          6,882,856

CASH AND CASH EQUIVALENTS                                                               116,860            103,238

ACCOUNTS RECEIVABLE                                                                      23,184             84,208

PREPAID EXPENSES AND OTHER ASSETS                                                        42,828             61,183
                                                                                     ----------         ----------
       Total assets                                                                  $6,698,061         $7,131,485
                                                                                     ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Payable to joint venture partners                                                   $  118,125         $  111,427
 Due to affiliate                                                                         1,315              4,561
                                                                                     ----------         ----------
       Total liabilities                                                                119,440            115,988
                                                                                     ----------         ----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL:
 Wells Real Estate Fund II                                                            6,244,136          6,657,813
 Wells Real Estate Fund II-OW                                                           334,485            357,684
                                                                                     ----------         ----------
       Total partners' capital                                                        6,578,621          7,015,497
                                                                                     ----------         ----------
       Total liabilities and partners' capital                                       $6,698,061         $7,131,485
                                                                                     ==========         ==========



      The accompanying notes are an integral part of these balance sheets.

                            THE FIRST UNION PROPERTY


                              STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                         1998              1997             1996
                                                                        --------         --------         --------
REVENUES:
 Rental income                                                          $458,867         $458,867         $460,920
                                                                        --------         --------         --------
EXPENSES:
 Depreciation                                                            367,667          367,667          367,667
 Legal and accounting                                                      4,050            5,600            6,750
 Management and leasing fees                                              45,887           45,887           45,887
 Operating costs                                                          10,878            6,574           10,349
 Computer costs                                                                0              107            1,410
                                                                        --------         --------         --------
                                                                         428,482          425,835          432,063
                                                                        --------         --------         --------
NET INCOME                                                              $ 30,385         $ 33,032         $ 28,857
                                                                        ========         ========         ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II                       $ 28,772         $ 31,278         $ 27,383
                                                                        ========         ========         ========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II-OW
                                                                        $  1,613         $  1,754         $  1,474
                                                                        ========         ========         ========

        The accompanying notes are an integral part of these statements.

                            THE FIRST UNION PROPERTY


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                 Wells Real             Wells Real            Total
                                                                   Estate                 Estate            Partners'
                                                                   Fund II              Fund II-OW           Capital
                                                                  ==========            ==========          ==========
BALANCE, December 31, 1995                                        $7,390,416              $397,987          $7,788,403

 Net income                                                           27,383                 1,474              28,857
 Distributions                                                      (377,447)              (20,325)           (397,772)
                                                                  ----------            ----------          ----------
BALANCE, December 31, 1996                                         7,040,352               379,136           7,419,488

 Net income                                                           31,278                 1,754              33,032
 Distributions                                                      (413,817)              (23,206)           (437,023)
                                                                  ----------            ----------          ----------
BALANCE, December 31, 1997                                         6,657,813               357,684           7,015,497

 Net income                                                           28,772                 1,613              30,385
 Distributions                                                      (442,449)              (24,812)           (467,261)
                                                                  ----------            ----------          ----------
BALANCE, December 31, 1998                                        $6,244,136              $334,485          $6,578,621
                                                                  ==========            ==========          ==========



        The accompanying notes are an integral part of these statements.

                            THE FIRST UNION PROPERTY


                            STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996




                                                                              1998              1997              1996
                                                                            =========        ==========         =========
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $  30,385         $  33,032         $  28,857
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             367,667           367,667           367,667
     Changes in assets and liabilities:
       Accounts receivable                                                     61,024            30,352           (19,358)
       Prepaid expenses and other assets                                       18,355            18,355            18,356
       Due to affiliate                                                        (3,246)           (1,147)            1,092
                                                                            ---------         ---------         ---------
         Total adjustments                                                    443,800           415,227           367,757
                                                                            ---------         ---------         ---------
         Net cash provided by operating activities                            474,185           448,259           396,614
                                                                            ---------         ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to joint venture partners                                     (460,563)         (433,059)         (406,211)
                                                                            ---------         ---------         ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                               13,622            15,200            (9,597)

CASH AND CASH EQUIVALENTS, beginning of year                                  103,238            88,038            97,635
                                                                            ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, end of year                                      $ 116,860         $ 103,238         $  88,038
                                                                            =========        ==========         =========



        The accompanying notes are an integral part of these statements.

                            THE FIRST UNION PROPERTY



                         NOTES TO FINANCIAL STATEMENTS


                       DECEMBER 31, 1998, 1997, AND 1996

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization and Business

   The First Union Property ("First Union") is a two-story office building located in Charlotte, North Carolina. The property is owned by Fund II and II-OW, a joint venture between Wells Real Estate Fund II ("Fund II") and Wells Real Estate Fund II-OW ("Fund II-OW"). Fund II owns 95% of Fund II and II-OW and Fund II-OW owns 5% of Fund II and II-OW at December 31, 1998 and 1997. Allocation of net income and distributions are made in accordance with ownership percentages.

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

   Income Taxes

   First Union is not deemed to be a taxable entity for federal income tax purposes.

   Real Estate Assets

   Real estate assets held by First Union are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

   Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of First Union as of December 31, 1998.

   Depreciation is calculated using the straight-line method over 25 years.

   Revenue Recognition

   The lease on First Union is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

   Deferred Lease Acquisition Costs

   Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

   Cash and Cash Equivalents

   For the purposes of the statements of cash flows, First Union considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

2. RENTAL INCOME

   The future minimum rental income due First Union under noncancelable operating leases at December 31, 1998 is as follows:


                        Year ended December 31:

                          1999                  $  788,059
                          2000                     919,776
                          2001                     306,592
                                                ----------
                                                $2,014,427
                                                ==========

   One tenant at First Union contributed 100% of rental income for the year ended December 31, 1998 and represents 100% of the future minimum rental income above.

3. RELATED-PARTY TRANSACTIONS

   Fund II and II-OW entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund II and II-OW. In consideration for supervising the management of First Union, Fund II and II-OW will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

   First Union incurred management and leasing fees and lease acquisition costs of $45,887 for each of the three years ended December 31, 1998, 1997, and 1996, which were paid to Wells Management.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)

      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1998

                                                                 Initial Cost
                                                                 ------------              Costs of
                                                                         Buildings and     Capitalized
              Description                Encumbrances        Land        Improvements      Improvements
------------------------------------    --------------   ------------   ---------------   --------------
THE CHARLOTTE PROPERTY (a)                   None         $1,282,500      $  7,267,500    $   588,974

880 PROPERTY (b)                             None          1,325,242                 0      5,698,385

THE ATRIUM AT NASSAU BAY (c)                 None          1,367,000        10,983,000      2,526,766

CHEROKEE COMMONS (d)                         None          1,142,663         6,462,837      2,833,007

HERITAGE PLACE AT TUCKER (e)                 None          2,756,378                 0      9,484,907

880 PROPERTY--BROOKWOOD GRILL (f)            None            523,319                 0      1,494,717
                                                         -----------     -------------    -----------
              Total                                       $8,397,102       $24,713,337    $22,633,208
                                                         ===========     =============    ===========


                                           Gross Amount at Which Carried at December 31, 1998
                                           --------------------------------------------------
                                                        Buildings and    Construction                   Accumulated
              Description                  Land          Improvements    in Progress       Total       Depreciation
------------------------------------     -----------   --------------   -------------   -----------    ------------
THE CHARLOTTE PROPERTY (a)                $1,367,856    $  7,771,118     $        0     $ 9,138,974     $ 2,623,784

880 PROPERTY (b)                           1,325,242       5,657,122         41,263       7,023,627         884,062

THE ATRIUM AT NASSAU BAY (c)               1,504,743      13,372,023              0      14,876,766       5,433,962

CHEROKEE COMMONS (d)                       1,219,704       9,218,803              0      10,438,507       2,717,803

HERITAGE PLACE AT TUCKER (e)               3,260,887       8,953,667         26,731      12,241,285       2,913,652

880 PROPERTY--BROOKWOOD GRILL (f)            745,223       1,272,813              0       2,018,036         329,729
                                         -----------   --------------   -------------   -----------    ------------
              Total                       $9,423,655     $46,245,546        $67,994     $55,737,195     $14,902,992
                                         ===========   ==============   =============   ===========    ============

                                                                       Life on Which
                                             Date of        Date      Depreciation Is
              Description                  Construction   Acquired     Computed (g)
------------------------------------       ------------   --------    ---------------
THE CHARLOTTE PROPERTY (a)                     1987        5/09/89    20 to 25 years

880 PROPERTY (b)                               1996        1/31/90    20 to 25 years

THE ATRIUM AT NASSAU BAY (c)                   1988        4/03/89    12 to 25 years

CHEROKEE COMMONS (d)                           1986        6/09/87    20 to 25 years

HERITAGE PLACE AT TUCKER (e)                   1987        9/04/86    20 to 25 years

880 PROPERTY--BROOKWOOD GRILL (f)              1991        3/27/91    20 to 25 years

              Total

(a) The Charlotte Property is a two-story office building located in Charlotte, North Carolina. It is owned by Fund II and II-OW. The Partnership owned a 5% interest in Fund II and II-OW at December 31, 1998.

(b) The 880 Property is a 4.3-acre tract of real property under development located in Fulton County, Georgia. It is owned by Fund II, III, VI, and VII Associates. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 14% interest in Fund II, III, VI, and VII Associates at December 31, 1998.

(c) The Atrium at Nassau Bay is a four-story office building located in Houston, Texas. It is owned by Fund II and III Associates--The Atrium. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 63% interest in Fund II and III Associates at December 31, 1998.

(d) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII Associates-- Cherokee. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 55% interest in Fund I, II, II-OW, VI, and VII Associates--Cherokee at December 31, 1998.

(e) Heritage Place at Tucker is a center offering retail, shopping, and commercial office space located in Tucker, Georgia. It is owned by Fund I and II--Tucker. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 45% interest in Fund I and II--Tucker at December 31, 1998.

(f) The 880 Property--Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia. It is owned by Fund II and III Associates. The Partnership owns a 5% interest in the Fund II and II-OW joint venture, which owned a 62% interest in the 880 Property--Brookwood Grill at December 31, 1998.

(g) Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 12 to 20 years.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               December 31, 1998





                                                               Accumulated
                                                Cost           Depreciation
                                            ------------      ----------------

BALANCE at December 31, 1996                 $53,875,834         $10,058,938

       1997 additions                          1,989,779           2,404,063
       1997 deductions                          (382,775)           (109,508)
                                            ------------      ----------------
BALANCE at December 31, 1997                  55,482,838          12,353,493

       1998 additions                            254,357           2,549,499
                                            ------------      ----------------
BALANCE at December 31, 1998                 $55,737,195         $14,902,992
                                            ============      ================

                                 EXHIBIT INDEX

                        (Wells Real Estate Fund II-OW)


         The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.


Exhibit                                                                                 Sequential
Number                     Description of Document                                      Page Number
------                     -----------------------                                      -----------
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



Exhibit                                                                                 Sequential
Number                     Description of Document                                      Page Number
------                     -----------------------                                      -----------

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
                           File No. 33-24063)



Exhibit                                                                                 Sequential
Number                     Description of Document                                      Page Number
------                     -----------------------                                      -----------

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


Exhibit                                                                                 Sequential
Number                     Description of Document                                      Page Number
------                     -----------------------                                      -----------

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



Exhibit                                                                                 Sequential
Number                     Description of Document                                      Page Number
------                     -----------------------                                      -----------
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
