Form 10-Q
period 1999-03-31
WELLS REAL ESTATE FUND II-OW
filed 1999-05-12
CIK 824004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended   March 31, 1999          or
                              ---------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to
                              --------------------  ----------------------

Commission file number  0-17876
                      ----------------------------------------------------

                          Wells Real Estate Fund II-OW
--------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

              Georgia                          58-1754703
-------------------------------    ---------------------------------------
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia              30092
--------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code   (770) 449-7800
                                                  ------------------------


--------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)


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

                                    Form 10-Q
                                    ---------

                          Wells Real Estate Fund II-OW
                          ----------------------------

                                      INDEX
                                      -----

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

                 Balance Sheets - March 31, 1999 and
                    December 31, 1998.......................................3

                  Statements of Income for the Three Months
                    Ended March 31, 1999 and 1998...........................4

                  Statements of Partners' Capital for the Year Ended
                    December 31, 1998 and the Three Months
                    Ended March 31, 1999....................................5

                  Statements of Cash Flows for the Three Months
                    Ended March 31, 1999 and 1998...........................6

                  Condensed Notes to Financial Statements...................7

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations.............................................11


PART II. OTHER INFORMATION.................................................19

                          WELLS REAL ESTATE FUND II-OW
                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS


                  Assets                                          March 31, 1999         December 31, 1998
                  ------                                        ----------------         -----------------
Investment in joint venture (Note 2)                            $      1,216,727          $      1,235,838
Cash and cash equivalents                                                    669                       669
Due from affiliate                                                        22,663                    18,870
                                                                ----------------          ----------------

         Total assets                                           $      1,240,059          $      1,255,377
                                                                ================          ================


                  Liabilities and Partners' Capital
                  ---------------------------------

Liabilities:
   Accounts payable                                             $            165          $            164
   Partnership distributions payable                                      22,767                    18,974
                                                                ----------------          ----------------
         Total liabilities                                                22,932                    19,138
                                                                ----------------          ----------------

Partners' Capital:
   Limited Partners:
     Class A - 6,062 units                                             1,217,127                 1,236,239
     Class B - 1,626 units                                                     0                         0
                                                                ----------------          ----------------

         Total partners' capital                                       1,217,127                 1,236,239
                                                                ----------------          ----------------

             Total liabilities and partners' capital            $      1,240,059          $      1,255,377
                                                                ================          ================

           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME



                                                                         Three Months Ended
                                                                         ------------------

                                                                March 31, 1999            March 31, 1998
                                                              ------------------        ------------------
Revenues:
     Equity income of joint venture (Note 2)                  $            3,551        $            2,510
     Interest income                                                           0                         0
                                                              ------------------        ------------------
                                                              $            3,551        $            2,510
                                                              ------------------        ------------------

Net  income allocated to
     Class A Limited Partners                                 $            3,551        $            2,510

Net loss allocated to
     Class B Limited Partners                                 $             0.00        $             0.00

Net income per Class A
     Limited Partner Unit                                     $             0.59        $             0.41

Net loss per Class B
     Limited Partner Unit                                     $             0.00        $             0.00

Cash distribution per Class A
     Limited Partner Unit                                     $             3.74        $             3.54

           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

           FOR THE YEAR ENDED DECEMBER 31, 1998 AND THREE MONTHS ENDED
                                 MARCH 31, 1999


                                                             Limited Partners
                                        ---------------------------------------------------------
                                               Class A                           Class B                  Total
                                        ----------------------           -----------------------        Partners'
                                        Units          Amounts           Units           Amounts         Capital
                                        -----          -------           -----           -------         -------
BALANCE, December 31, 1997                 6,062    $   1,315,655            1,626    $           0    $   1,315,655

  Net income                                   0            5,190                0                0            5,190
  Partnership distributions                    0          (84,606)               0                0          (84,606)
                                     -----------    -------------       ----------    -------------    -------------
BALANCE, December 31, 1998                 6,062        1,236,239            1,626                0        1,236,239

  Net income                                   0            3,551                0                0            3,551
  Partnership distributions                    0          (22,662)               0                0          (22,662)
                                     -----------    -------------       ----------    -------------    -------------
BALANCE, March 31, 1999                    6,062    $   1,217,128            1,626    $           0    $   1,217,128
                                     ===========    =============       ==========    =============    =============


           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                  Three Months Ended
                                                                                  ------------------
                                                                      March 31, 1999             March 31, 1998
                                                                   ------------------         ------------------
Cash flows from operating activities:
   Net income                                                      $            3,551         $            2,510
                                                                   ------------------         ------------------
   Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
       Equity in (income) of joint ventures                                    (3,551)                    (2,510)
       Changes in assets and liabilities:
         Accounts payable                                                           0                         30
                                                                   ------------------         ------------------
         Total adjustments                                                     (3,551)                    (2,480)
                                                                   ------------------         ------------------
           Net cash provided by
              operating activities                                              1,190                         30
                                                                   ------------------         ------------------

Cash flow from investing activities:
   Distributions received from joint ventures                                  18,870                     18,109
                                                                   ------------------         ------------------

Cash flow from financing activities:
   Partnership distributions paid                                             (20,060)                   (18,109)
                                                                   ------------------         ------------------

Net increase in cash and cash equivalents                                           0                         30

Cash and cash equivalents, beginning of year                                      669                        741
                                                                   ------------------         ------------------

Cash and cash equivalents, end of period                           $              669         $              771
                                                                   ==================         ==================

           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW
                     (A Georgia Public Limited Partnership)

                     Condensed Notes to Financial Statements



(1)      Summary of Significant Accounting Policies
         ------------------------------------------

         (a)  General
         ------------

         Wells Real Estate Fund II-OW (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as a Corporation. The Partnership was formed on October 23, 1987, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

         As of March 31, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center currently being developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

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

(2)      Investment in Joint Venture
         ---------------------------

         The Partnership owned interests in six properties as of March 31, 1999 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

         Fund II-Fund II-OW Joint Venture
         --------------------------------

         The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of March 31, 1999, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%.

Following are the financial statements for Fund II and II-OW:


                                FUND II and II-OW
                            (A Georgia Joint Venture)

                                 BALANCE SHEETS

                             Assets                                    March 31, 1999              March 31, 1998
                             ------                                   -----------------          -----------------
Real estate, at cost:
   Land                                                               $       1,367,856          $       1,367,856
   Building and improvements, less accumulated
   depreciation of $2,715,701in 1999 and
   $2,623,785 in 1998                                                         5,055,417                  5,147,333
                                                                      -----------------          -----------------

         Total real estate assets                                             6,423,273                  6,515,189
                                                                      -----------------          -----------------

Investment in joint ventures                                                 16,428,159                 16,676,111
Cash and cash equivalents                                                        87,519                     94,367
Due from affiliates                                                             339,398                    267,581
Accounts receivable                                                               6,745                     23,184
Prepaid expenses and other assets                                                37,015                     42,828
                                                                      -----------------          -----------------

         Total assets                                                 $      23,322,109          $      23,619,260
                                                                      =================          =================

               Liabilities and Partners' Capital
               ---------------------------------
Liabilities:
   Partnership distributions payable                                  $         426,789          $         355,370
   Due to affiliates                                                                329                      8,988
                                                                      -----------------          -----------------

         Total liabilities                                                      427,118                    364,358
                                                                      -----------------          -----------------

Partners' capital:
   Wells Real Estate Fund II                                                 21,678,264                 22,019,064
   Wells Real Estate Fund II-OW                                               1,216,727                  1,235,838
                                                                      -----------------          -----------------

         Total partners' capital                                             22,894,991                 23,254,902
                                                                      -----------------          -----------------

         Total liabilities and partners' capital                      $      23,322,109          $      23,619,260
                                                                      =================          =================

            See accompanying condensed notes to financial statements.

                                FUND II and II-OW
                            (A Georgia Joint Venture)

                              STATEMENTS OF INCOME

                                                                            Three Months Ended
                                                                            ------------------
                                                                March 31, 1999               March 31, 1998
                                                               ----------------             ----------------
Revenues:
  Rental income                                                 $     114,717                $     114,717
  Equity in income of joint ventures                                   90,697                       64,339
  Interest income                                                         105                          130
                                                                -------------                -------------
                                                                      205,519                      179,186
                                                                -------------                -------------
Expenses:
  Management & leasing expenses                                         6,883                        6,883
  Lease acquisition costs                                               4,589                        4,589
  Operating costs - rental property                                     6,892                        3,854
  Depreciation                                                         91,917                       91,917
  Legal and accounting                                                  3,684                       12,021
  Computer costs                                                        1,664                        2,075
  Partnership administration                                           23,012                       10,570
                                                                -------------                -------------
                                                                      138,641                      131,909
                                                                -------------                -------------

Net income                                                      $      66,878                $      47,277
                                                                =============                =============

Net income allocated to Wells
  Real Estate Fund II                                           $      63,327                $      44,767

Net income allocated to Wells
  Real Estate Fund II-OW                                        $       3,551                $       2,510

         Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         --------------------------------------------------------------------
         AND RESULTS OF OPERATION
         ------------------------

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

         Results of Operations and Changes in Financial Conditions
         ---------------------------------------------------------

         General
         -------

         As of March 31, 1999, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.5% occupied, as compared to 95% occupied as of March 31, 1998.

         The increase in gross revenues of the Partnership to $3,551 for the three months ended March 31, 1999, as compared to $2,510 for the three months ended March 31, 1998, is due to the occupancy of Cherokee Commons and Heritage Place.

         The Partnership's cash flow from investing activities and cash flow from financing activities increased slightly in 1999, compared to 1998, due to the increase in distributions from joint ventures as occupancies increased. Since all cash received from joint ventures is distributed currently, cash and cash equivalents remained stable.

         Distributions accrued to the Partnership from Fund II-Fund II-OW Joint Venture for the three month periods ended March 31, 1999 and March 31, 1998 were $22,663 and $18,870, respectively.

         The Partnership made cash distributions in the amount of $3.74 per Unit to the Limited Partners holding Class A Units for the first quarter of 1999. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.

As of March 31, 1999, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and demands through cash flow from operations.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. Some testing of systems has begun and all testing is expected to be complete by June 30, 1999.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages with the exception of the accounting and property management package are Year 2000 compliant. The Partnership's affiliated entities are purchasing the upgrade for the accounting and property management package system; however, it is not slated to be available until the end of the second quarter of 1999. At the present time, it is believed that all non-major information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

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

The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and phone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensation to each staff member of the General Partner of the Partnership.

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

Property Operations
-------------------

As of March 31, 1998, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

First Union at Charlotte /Fund II and II-OW Joint Venture
---------------------------------------------------------

                                                                            Three Months Ended
                                                                            ------------------
                                                              March 31, 1999                March 31, 1998
                                                             ----------------              ----------------
Revenues:
  Rental income                                               $     114,717                 $     114,717

Expenses:
  Depreciation                                                       91,917                        91,917
  Management & leasing expenses                                      11,472                        11,472
  Other operating expenses                                            6,787                         3,724
                                                              -------------                 -------------
                                                                    110,176                       107,113
                                                              -------------                 -------------

Net income                                                    $       4,541                 $       7,604
                                                              =============                 =============

Occupied %                                                             100%                          100%
Partnership's Ownership %                                              5.3%                          5.3%

Cash distributions to the
  Fund II-Fund II-OW Joint Venture*                           $     116,499                 $     111,344

Net income allocated to the
  Fund II-Fund II-OW Joint Venture*                           $       4,541                 $       7,604

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the three months ended March 31, 1999 and 1998. The decrease in net income for the first quarter of 1999 compared to 1998 was primarily due to the increase in accounting fees and property insurance. A refund of 1997 insurance premiums was received in the first quarter of 1998. Since actual rents received was higher for the three months ended March 31, 1999 than the same period in 1998, offset by the increase in expenses, cash generated increased in 1999 as compared to 1998.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                                                            Three Months Ended
                                                                            ------------------
                                                               March 31, 1999                March 31, 1998
                                                              ----------------              ----------------
Revenues:
  Rental income                                               $     367,536                 $     367,536
                                                              -------------                 -------------


Expenses:
  Depreciation                                                      214,105                       216,930
  Management & leasing expenses                                      44,774                        44,488
  Other operating expenses                                          196,170                       158,431
                                                              -------------                 -------------
                                                                    455,049                       419,849
                                                              -------------                 -------------

Net (loss)                                                    $     (87,513)                $     (52,313)
                                                              ==============                ==============

Occupied %                                                             100%                          100%

Partnership's Ownership %                                             3.25%                         3.25%

Cash distributions to the
  Fund II-Fund II-OW Joint Venture*                           $      89,632                 $     112,949

Net (loss) allocated to the
  Fund II-Fund II-OW Joint Venture*                           $     (53,646)                $     (32,068)

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income and occupancy remained the space for the same three months ended March 31, 1999 and 1998. Expenses increased due to additional landscaping and HVAC repairs of approximately $12,000 received from Boeing in 1998 that reduced expenses for that year. As a result net loss increased and cash distributions to the Partnership decreased for the period ended March 31, 1999.

Brookwood Grill /Fund II and Fund III Joint Venture
---------------------------------------------------

                                                                           Three Months Ended
                                                                           ------------------
                                                              March 31, 1999                March 31, 1998
                                                             ----------------              ----------------
Revenues:
  Rental income                                               $      56,188                 $      56,338
  Equity in income of joint venture                                  33,056                        16,131
                                                              -------------                 -------------
                                                                     89,244                        72,469
                                                              -------------                 -------------
Expenses:
  Depreciation                                                       13,503                        13,503
  Management & leasing expenses                                       8,728                         7,033
  Other operating expenses                                            5,525                         5,229
                                                              -------------                 -------------
                                                                     27,756                        25,765
                                                              -------------                 -------------

Net income                                                    $      61,488                 $      46,704
                                                              =============                 =============

Occupied %                                                             100%                          100%
Partnership's Ownership %                                              3.3%                          3.3%

Cash distributions to the
  Fund II-Fund II-OW Joint Venture*                           $      65,445                 $      57,651

Net income allocated to the
  Fund II-Fund II-OW Joint Venture*                           $      38,338                 $      29,120

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income have increased for the three months ended March 31, 1999 as compared to 1998, due primarily to the increase in equity in income of joint venture, which is the result of increased occupancy at the Holcomb Bridge Property for the full three months of 1999 compared to 1998. Expenses remained relatively stable with a minor increase in leasing expense. As a result net income and cash distributions to the partnership increased for the three months ended March 31, 1999 as compared to the same period of 1998.

Holcomb Bridge Road /Fund II, III, VI, VII Joint Venture
---------------------------------------------------------

                                                                           Three Months Ended
                                                                           ------------------
                                                              March 31, 1999                March 31, 1998
                                                             ----------------              ----------------
Revenues:
  Rental income                                               $     230,063                 $     213,235
                                                              -------------                 -------------

Expenses:
  Depreciation                                                       94,129                        93,904
  Management & leasing expenses                                      38,874                        29,364
  Other operating expenses                                           24,394                        23,033
                                                              -------------                 -------------
                                                                    157,397                       146,301
                                                              -------------                 -------------

Net income                                                    $      72,666                 $      66,934
                                                              =============                 =============

Occupied %                                                            94.0%                         94.1%

Partnership's Ownership %                                              0.8%                          0.8%

Cash distributions to the
  Fund II-Fund II-OW Joint Venture*                           $      35,418                 $      41,168

Net income allocated to the
  Fund II-Fund II-OW Joint Venture*                           $      33,056                 $      16,131

*The Partnership holds a 3.3% ownership in the Fund II-Fund II-OW Joint Venture.

While occupancy remained the same at March 31, 1999 and March 31, 1998 rental income, management and leasing fees and net income have increased as compared to 1998, due primarily to two tenants occupying space at the property late in the first quarter of 1998.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                                                           Three Months Ended
                                                                           ------------------
                                                              March 31, 1999                March 31, 1998
                                                             ----------------              ----------------
Revenues:
  Rental income                                               $     336,859                 $     300,361
  Interest income                                                       136                           137
                                                              -------------                 -------------
                                                                    336,995                       300,498
                                                              -------------                 -------------
Expenses:
  Depreciation                                                      108,796                       107,288
  Management & leasing expenses                                      44,484                        42,588
  Other operating expenses                                           95,544                       109,595
                                                              -------------                 -------------
                                                                    248,824                       259,471
                                                              -------------                 -------------

Net  income                                                   $      88,171                 $      41,027
                                                              =============                 =============

Occupied %                                                              91%                           83%

Partnership's Ownership %                                              2.4%                          2.4%

Cash distributions to the
  Fund II-Fund II-OW Joint Venture*                           $      59,448                 $      44,564

Net income allocated to the
  Fund II-Fund II-OW Joint Venture*                           $      39,598                 $      18,425

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1999 from 1998, due primarily to the increase in occupancy from 83% to 91%. Management and leasing expenses increased over prior year, due to increased occupancy and revenues. Other operating expenses decreased, due primarily to a decrease in landscaping expenses.

Cherokee Commons/Fund I, II, II-OW, VI & VII Joint Venture
----------------------------------------------------------

                                                                           Three Months Ended
                                                                           ------------------
                                                              March 31, 1999                March 31, 1998
                                                             ----------------              ----------------
Revenues:
  Rental income                                               $     227,383                 $     228,977
  Interest income                                                        20                            22
                                                              -------------                 -------------
                                                                    227,403                       228,999
                                                              -------------                 -------------
Expenses:
  Depreciation                                                      110,112                       110,563
  Management & leasing expenses                                      26,135                        25,751
  Other operating expenses                                          (30,556)                        3,131
                                                              -------------                 -------------
                                                                    105,691                       139,445
                                                              -------------                 -------------

Net income                                                    $     121,712                 $      89,554
                                                              =============                 =============

Occupied %                                                              96%                           91%

Partnership's Ownership %                                              2.9%                          2.9%

Cash distributed to the
  Fund II-Fund II-OW Joint Venture*                           $     124,124                 $     102,700

Net income allocated to the
  Fund II-Fund II-OW Joint Venture*                           $      66,407                 $      48,861

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained relatively stable in 1999 as compared to 1998. The decrease in operating expenses in 1999, as compared to 1998, are due to increase CAM billings to tenants that were under accrued in 1998.

                           PART II - OTHER INFORMATION

Item 6(b). No reports on Form 8-K were filed during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WELLS REAL ESTATE FUND II-OW
                                (Registrant)
Dated:  May 11, 1999      By:   /s/Leo F. Wells, III
                                --------------------
                                Leo F. Wells, III, as Individual
                                General Partner and as President
                                and Chief Financial Officer
                                of Wells Capital, Inc.
                                the Corporate General Partner