Form 10-Q
period 1999-06-30
WELLS REAL ESTATE FUND II-OW
filed 1999-08-16
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   Form 10-Q

(Mark one)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999 or
                               -------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to
                               ------------    --------------

Commission file number  0-16518
                        -------

                         Wells Real Estate Fund II-OW
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                  58-1678709
---------------------------------        ------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

          3885 Holcomb Bridge Road, Norcross, Georgia           30092
          -------------------------------------------         ----------
           (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (770) 449-7800
                                                   --------------

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

                                     INDEX
                                     -----

                                                                       Page No.
                                                                       --------
PART I. FINANCIAL INFORMATION

        Item 1. Financial Statements

                Balance Sheets - June 30, 1999
                 and December 31, 1998...............................     3

                Statements of Income for the Three Months and
                 Six Months Ended June 30, 1999 and 1998.............     4

                Statements of Partners' Capital for the Year
                 Ended December 31, 1998 and the Six Months
                 Ended June 30, 1999.................................     5

                Statements of Cash Flows for the Six Months
                 Ended June 30, 1999 and 1998........................     6

                Condensed Notes to Financial Statements..............     7

        Item 2. Management's Discussion and Analysis of Financial
                Financial Condition and Results of Operations........    11

PART II. OTHER INFORMATION...........................................    20

                         WELLS REAL ESTATE FUND II-OW
                    (A Georgia Public Limited Partnership)

                                BALANCE SHEETS


           Assets                               June 30, 1999  December 31, 1998
           ------                               -------------  -----------------

Investment in joint venture (Note 2)              $1,199,865       $1,235,838
Cash and cash equivalents                              1,387              669
Due from affiliate                                    20,900           18,870
                                                  ----------       ----------
     Total assets                                 $1,222,152       $1,255,377
                                                  ==========       ==========

   Liabilities and Partners' Capital
   ---------------------------------

Liabilities:
  Accounts payable                                $    1,022       $      164
  Partnership distributions payable                   20,864           18,974
                                                  ----------       ----------
      Total liabilities                               21,886           19,138
                                                  ----------       ----------
Partners' Capital:
  Limited Partners:
    Class A - 6,062 units                          1,200,266        1,236,239
    Class B - 1,626 units                                  0                0
                                                  ----------       ----------
       Total partners' capital                     1,200,266        1,236,239
                                                  ----------       ----------
         Total liabilities and partners' capital  $1,222,152       $1,255,377
                                                  ==========       ==========



           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW
                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                     Three Months Ended               Six Months Ended
                               -----------------------------   ----------------------------
                               June 30, 1999   June 30, 1998   June 30, 1999  June 30, 1998
                               -------------   -------------   -------------  -------------
Revenues:
  Equity in income of joint
    ventures (Note 2)              $4,037          $2,737          $7,588        $5,248
                                   ------          ------          ------        ------
Expenses:
  Partnership administration            0               0               0             0
                                   ------          ------          ------        ------
  Net income                       $4,037          $2,737          $7,588        $5,248
                                   ======          ======          ======        ======
Net income allocated to
  Class A Limited Partners         $4,037          $2,737          $7,588        $5,248

Net loss allocated to Class
  B Limited Partners               $ 0.00          $ 0.00          $ 0.00        $ 0.00

Net income per Class A
  Limited Partner Unit             $ 0.67          $ 0.46          $ 1.25        $ 0.87

Net loss per Class B Limited
  Partner Unit                     $ 0.00          $ 0.00          $ 0.00        $ 0.00

Cash distribution per Class A
  Limited Partner Unit             $ 3.45          $ 3.73          $ 7.19        $ 7.27



           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW
                    (A Georgia Public Limited Partnership)

                        STATEMENTS OF PARTNERS' CAPITAL

           FOR THE YEAR ENDED DECEMBER 31, 1998 AND SIX MONTHS ENDED
                                 JUNE 30, 1999




                                              Limited Partners
                                     -----------------------------------
                                           Class A           Class B         Total
                                     -------------------  --------------   Partners'
                                     Units    Amounts     Units  Amounts    Capital
                                     -----  -----------   -----  -------  -----------
BALANCE, December 31, 1997           6,062   $1,315,655   1,626    $0      $1,315,655

  Net income                             0        5,190       0     0           5,190
  Partnership distributions              0      (84,606)      0     0         (84,606)
                                     -----   ----------   -----    --      ----------
BALANCE, December 31, 1998           6,062    1,236,239   1,626     0       1,236,239

  Net income                             0        7,589       0     0           7,589
  Partnership distributions              0      (43,562)      0     0         (43,562)
                                     -----   ----------   -----    --      ----------
BALANCE, June 30, 1999               6,062   $1,200,266   1,626    $0      $1,200,266
                                     =====   ==========   =====    ==      ==========


           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW
                    (A Georgia Public Limited Partnership)

                           STATEMENTS OF CASH FLOWS

                                                              Six Months Ended
                                                       -----------------------------
                                                       June 30, 1999   June 30, 1998
                                                       -------------   -------------
Cash flows from operating activities:
 Net income                                               $  7,589       $  5,248
 Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
   Equity in (income) of joint ventures                     (7,589)        (5,248)
   Changes in assets and liabilities:
     Accounts payable                                          858            (72)
                                                          --------       --------
     Total adjustments                                      (6,731)        (5,320)
                                                          --------       --------
      Net cash provided by (used in)
       operating activities                                    858            (72)
                                                          --------       --------
Cash flow from investing activities:
 Distributions received from joint venture                  41,532         39,590
                                                          --------       --------
                                                            41,532         39,590
Cash flow from financing activities:
 Distributions to partners                                 (41,672)       (39,591)
                                                          --------       --------
Net increase (decrease) in cash and cash equivalents           718            (73)
Cash and cash equivalents, beginning of year                   669            741
                                                          --------       --------
Cash and cash equivalents, end of period                  $  1,387       $    668
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

                         WELLS REAL ESTATE FUND II-OW
                    (A Georgia Public Limited Partnership)

                    Condensed Notes to Financial Statements

(1)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  General
     ------------

     Wells Real Estate Fund II-OW(the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., as General Partners. The Partnership was formed on October 23, 1987, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

     The Partnership owns equity interests in properties through its ownership in the following joint ventures: (i) Fund II-Fund II-OW Joint Venture, a joint venture between the Partnership and Wells Real Estate Fund II (the "Fund II-Fund II-OW Joint Venture"); (ii) Fund II-Fund III Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund III, L.P. ("Fund II-Fund III Joint Venture"); (iii) Fund II-III-VI-VII Associates, a joint venture between the Fund II-Fund III Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund II, III, VI, VII Joint Venture"); (iv) Fund I-Fund II Joint Venture, a joint venture between the Fund II-Fund II-OW Joint Venture and Wells Real Estate Fund I ("the Tucker Joint Venture"); and (v) Fund I, II, II-OW, VI, VII Associates, a joint venture between Wells Real Estate Fund I, the Fund II-Fund II-OW Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. ("Fund I, II, II-OW, VI, VII Joint
     Venture").   Please refer to the Partnership's Form 10-K for the year ended
     December 31, 1998 for additional information on the joint ventures and properties in which the Partnership owns an interest.

     As of June 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center developed in Fulton

     County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

     (b)  Basis of Presentation
     --------------------------

     The financial statements of Wells Real Estate Fund II-OW (the "Partnership") have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

(2)  Investment in Joint Ventures
     ----------------------------

     The Partnership owned interests in six properties as of June 30, 1999. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

     Fund II-Fund II-OW Joint Venture
     --------------------------------

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II ("Wells Fund II). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of June 30, 1999, the Partnership's equity interest in Wells Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%.

Following are the financial statements for Fund II and II-OW:

                               FUND II and II-OW
                           (A Georgia Joint Venture)

                                BALANCE SHEETS


           Assets                              June 30, 1999   December 31, 1998
           ------                              -------------   -----------------
Real estate, at cost:
  Land                                          $ 1,367,856       $ 1,367,856
  Building and improvements, less
    accumulated depreciation of $2,807,617
    in 1999 and $2,623,785 in 1998                4,963,500         5,147,333
                                                -----------       -----------
      Total real estate assets                    6,331,356         6,515,189
                                                -----------       -----------
Investment in joint ventures                     16,212,262        16,676,111
Cash and cash equivalents                            76,315            94,367
Due from affiliates                                 316,642           267,581
Accounts receivable                                   1,265            23,184
Prepaid expenses and other assets                    33,186            42,828
                                                -----------       -----------
       Total assets                             $22,971,026       $23,619,260
                                                ===========       ===========
    Liabilities and Partners' Capital
    ---------------------------------

Liabilities:
  Partnership distributions payable             $   393,588       $   355,370
  Due to affiliates                                       0             8,988
                                                -----------       -----------
      Total liabilities                             393,588           364,358
                                                -----------       -----------
Partners' capital:
  Wells Real Estate Fund II                      21,377,573        22,019,064
  Wells Real Estate Fund II-OW                    1,199,865         1,235,838
                                                -----------       -----------
      Total partners' capital                    22,577,438        23,254,902
                                                -----------       -----------
      Total liabilities and
        partners' capital                       $22,971,026       $23,619,260
                                                ===========       ===========

           See accompanying condensed notes to financial statements.

                               FUND II and II-OW
                           (A Georgia Joint Venture)

                          STATEMENTS OF (LOSS) INCOME

                                                   Three Months Ended               Six Months Ended
                                              -----------------------------   -----------------------------
                                              June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                              -------------   -------------   -------------   -------------
Revenues:
  Rental income                                  $127,682        $114,717        $242,399        $229,434
  Equity in income of joint
    ventures                                       99,337          84,001         190,034         148,340
  Interest income                                     (13)            114              92             244
                                                 --------        --------        --------        --------
                                                  227,006         198,832         432,525         378,018
                                                 --------        --------        --------        --------
Expenses:
  Management and leasing fees                       7,541           6,883          14,424          13,766
  Lease acquisition costs                           4,588           4,588           9,177           9,177
  Operating costs-rental property                   4,168           2,972          11,060           6,826
  Depreciation                                     91,916          91,916         183,833         183,833
  Legal and accounting                             24,813          21,574          28,497          33,595
  Computer costs                                    1,077           1,309           2,741           3,384
  Partnership administration                       16,869          18,032          39,881          28,602
                                                 --------        --------        --------        --------
                                                  150,972         147,274         289,613         279,183
                                                 --------        --------        --------        --------
Net income                                       $ 76,034        $ 51,558        $142,912        $ 98,835
                                                 ========        ========        ========        ========
Net income allocated to
  Wells Real Estate Fund II                      $ 71,997        $ 48,821        $135,324        $ 93,587
Net income allocated to Wells
  Real Estate Fund II-OW                         $  4,037        $  2,737        $  7,588        $  5,248

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

Results of Operations and Changes in Financial Conditions
---------------------------------------------------------

General
-------

As of June 30, 1999, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.5% occupied, as compared to 95% occupied as of June 30, 1998.

The increase in gross revenues of the Partnership to $7,588 for the six months ended June 30, 1999, as compared to $5,248 for the six months ended June 30, 1998 , is due to the increase occupancy of Cherokee Commons and Heritage Place. Total administrative expenses of the Partnership which are incurred at the joint venture level, remained relatively stable for the six months ended June 30, 1999, compared to the same period of 1998. The Partnership's cash flow from investing activities and cash flow from financing activities increased in 1999, compared to 1998, due to the increase in distributions from joint ventures as occupancies increased. Since all cash received from joint ventures is distributed currently, cash and cash equivalents remained stable.

Distributions accrued to the Partnership from Fund II-Fund II-OW Joint Venture for the six month periods ended June 30, 1999 and June 30, 1998 were $20,900 and $22,621, respectively.

The Partnership made cash distributions in the amount of $3.45 per Unit to the Limited Partners holding Class A Units for the second quarter of 1999. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units.

As of June 30, 1999, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

The Partnership is unaware of any known demands, commitments, events or capital expenditures other than that which is required form the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and demands through cash flow from operations.

Year 2000
---------

The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted as the assessment progresses. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. All testing of systems has been completed as of June 30, 1999.

As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major non-information technology systems are Year 2000 compliant. The cost to upgrade any non-compliant systems is believed to be immaterial.

The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

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

Property Operations
-------------------

As of June 30, 1999, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

First Union at Charlotte/Fund II and II-OW Joint Venture
--------------------------------------------------------

                                             Three Months Ended                Six Months Ended
                                        -----------------------------    -----------------------------
                                        June 30, 1999   June 30, 1998    June 30, 1999   June 30, 1998
                                        -------------   -------------    -------------   -------------
Revenues:
  Rental income                            $127,682        $114,717         $242,399        $229,434
                                           --------        --------         --------        --------
Expenses:
  Depreciation                               91,916          91,916          183,833         183,833
  Management & leasing expenses              12,129          11,472           23,601          22,944
  Other operating expenses                    4,180           2,954           10,968           6,678
                                           --------        --------         --------        --------
                                            108,225         106,342          218,402         213,455
                                           --------        --------         --------        --------
Net income                                 $ 19,457        $  8,375         $ 23,997        $ 15,979
                                           ========        ========         ========        ========

Occupied %                                    100.0%          100.0%           100.0%          100.0%

Partnership Ownership %                         5.3%            5.3%             5.3%            5.3%

Cash generated to the Fund II-
  Fund II-OW Joint Venture*                $121,163        $117,594         $237,612        $228,938

Net income generated to the Fund II-
  Fund II-OW JointVenture*                 $ 19,457        $  8,375         $ 23,997        $ 15,979


*  The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

   Property operations remained stable for the three and six months ended June 30, 1999 and 1998. Rental income has increased for the three months ended June 30, 1999, as compared to the same period in 1998, due primarily to an underestimate of straight line rent adjustments in 1998.

Boeing at the Atrium/Fund II and Fund III Joint Venture
-------------------------------------------------------

                                              Three Months Ended                 Six Months Ended
                                         -----------------------------    -----------------------------
                                         June 30, 1999   June 30, 1998    June 30, 1999   June 30, 1998
                                         -------------   -------------    -------------   -------------
Revenues:
  Rental income                             $367,536        $367,536        $ 735,072       $ 735,072
  Interest income                                  0          13,280                0          13,280
                                            --------        --------        ---------       ---------
                                             367,536         380,816          735,072         748,352
                                            --------        --------        ---------       ---------
Expenses:
  Depreciation                               219,755         216,930          433,860         433,860
  Management & leasing expenses               44,869          44,679           89,643          89,167
  Other operating expenses                   117,325         183,393          313,495         341,824
                                            --------        --------        ---------       ---------
                                             381,949         445,002          836,998         864,851
                                            --------        --------        ---------       ---------
Net loss                                    $(14,413)       $(64,186)       $(101,926)      $(116,499)
                                            ========        ========        =========       =========

Occupied %                                     100.0%          100.0%           100.0%          100.0%

Partnership Ownership %                         3.25%            3.2%            32.5%            3.2%

Cash distributed to the Fund II-
  Fund II-OW Joint Venture*                 $130,417        $105,670        $ 220,049       $ 218,619

Net loss allocated to the Fund II-
  Fund II-OW Joint Venture*                 $ (8,835)       $(39,346)       $ (62,481)      $ (71,414)


*  The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

   Rental income remained stable for 1999 as compared to 1998. The decrease in operating expenses in 1999, as compared to 1998, are due to increased common area maintenance billings to tenants that were under estimated in 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

The Brookwood Grill Property/Fund II and Fund III Joint Venture
---------------------------------------------------------------

                                              Three Months Ended                 Six Months Ended
                                         -----------------------------    -----------------------------
                                         June 30, 1999   June 30, 1998    June 30, 1999   June 30, 1998
                                         -------------   -------------    -------------   -------------
Revenues:
  Rental income                              $56,187        $ 56,037         $112,375        $112,375
  Equity in income of joint venture            6,248          16,943           39,304          33,074
                                             -------        --------         --------        --------
                                              62,435          72,980          151,679         145,449
                                             -------        --------         --------        --------
Expenses:
  Depreciation                                13,503          13,503           27,006          27,006
  Management & leasing expenses                7,955           6,492           16,683          13,525
  Other operating expenses                       805         (23,721)           6,330         (18,492)
                                             -------        --------         --------        --------
                                              22,263          (3,726)          50,019          22,039
                                             -------        --------         --------        --------
Net income                                   $40,172        $ 76,706         $101,660        $123,410
                                             =======        ========         ========        ========

Occupied %                                     100.0%          100.0%           100.0%          100.0%

Partnership Ownership %                          3.3%            3.3%             3.3%            3.3%

Cash distributed to the Fund II-
  Fund II-OW Joint Venture*                  $49,986        $ 76,364         $115,431        $134,015

Net income allocated to the Fund II-
  Fund II-OW Joint Venture*                  $25,047        $ 47,826         $ 63,385        $ 76,946

*  The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

   Operating expenses increased for the six months ended June 30, 1999, as compared to the same period in 1998, due primarily to the billings of reimbursements during the second quarter in 1998. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant. As a result net income and cash distributions to the Partnership decreased for the six months ended June 30, 1999, as compared to the same period 1998.

Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture
----------------------------------------------------------------

                                              Three Months Ended                 Six Months Ended
                                         -----------------------------    -----------------------------
                                         June 30, 1999   June 30, 1998    June 30, 1999   June 30, 1998
                                         -------------   -------------    -------------   -------------
Revenues:
  Rental income                             $227,761        $208,645         $457,824        $421,880
                                            --------        --------         --------        --------
Expenses:
  Depreciation                                94,128          94,129          188,257         188,033
  Management & leasing expenses               42,063          29,888           80,937          59,252
  Other operating expenses                       387          13,797           24,781          36,830
                                            --------        --------         --------        --------
                                             136,578         137,814          293,975         284,115
                                            --------        --------         --------        --------
Net income                                  $ 91,183        $ 70,831         $163,849        $137,765
                                            ========        ========         ========        ========

Occupied %                                        94%          100.0%              94%          100.0%

Partnership Ownership %                          0.8%            0.8%             0.8%            0.8%

Cash distributed to the Fund II-
  Fund III Joint Venture*                   $ 46,181        $ 41,990         $ 81,600        $ 83,158

Net income allocated to the Fund II-
  Fund III Joint Venture*                   $  6,248        $ 16,943         $ 39,304        $ 33,074

*  The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

   Rental income has increased for the six months ended June 30, 1999 as compared to the same period in 1998 due primarily to an underestimate of straight line rent adjustments in 1998. The expense decreases due to common area maintenance reimbursement. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

Heritage Place at Tucker Property/Fund I - Fund II Joint Venture
----------------------------------------------------------------

                                              Three Months Ended                 Six Months Ended
                                         -----------------------------    -----------------------------
                                         June 30, 1999   June 30, 1998    June 30, 1999   June 30, 1998
                                         -------------   -------------    -------------   -------------
Revenues:
  Rental income                             $343,044        $311,526        $ 679,903        $611,887
  Interest income                                137             135              273             272
                                            --------        --------        ---------        --------
                                             343,181         311,661          680,176         612,159
                                            --------        --------        ---------        --------
Expenses:
  Depreciation                               120,456         107,288          229,252         214,576
  Management & leasing expenses               43,482          34,645           87,966          77,233
  Other operating expenses                   103,404         116,379          198,948         225,974
                                            --------        --------        ---------        --------
                                             267,342         258,312          516,166         517,783
                                            --------        --------        ---------        --------
Net income                                  $ 75,839        $ 53,349        $ 164,010        $ 94,376
                                            ========        ========        =========        ========

Occupied %                                      91.0%           82.0%            91.0%           82.0%

Partnership Ownership %                          2.4%            2.4%             2.4%            2.4%

Cash distributed to the
  Fund II-Fund II-OW Joint Venture*         $ 31,293        $ 51,429        $  90,742        $ 95,993

Net income allocated to the
  Fund II-Fund II-OW Joint Venture*         $ 34,059        $ 23,959        $  73,657        $ 42,384


*  The Partnership holds a 95% ownership in the Fund II - Fund II-OW Joint
   Venture.

   Rental income increased in 1999 from 1998, due primarily to the increase in occupancy from 82% to 91%. Depreciation, management and leasing expenses increased over prior year to date, due to increased occupancy, tenant improvements and revenues. Other operating expenses decreased due primarily to prior year adjustments for common area maintenance billings to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the second quarter of the following year and the difference billed to the tenant.

   Cash distributions to the Fund IIII-OW Joint Venture decreased due to capital improvements to the building of $101,350 and build out of tenant improvements of $74,168.

Cherokee Property - Fund I, II, II-OW, VI, VII Joint Venture
------------------------------------------------------------

                                              Three Months Ended                 Six Months Ended
                                         -----------------------------    -----------------------------
                                         June 30, 1999   June 30, 1998    June 30, 1999   June 30, 1998
                                         -------------   -------------    -------------   -------------
Revenues:
  Rental income                             $237,232        $225,705         $464,615        $454,682
  Interest income                                 19              19               39              41
                                            --------        --------         --------        --------
                                             237,251         225,724          464,654         454,723
                                            --------        --------         --------        --------
Expenses:
  Depreciation                               111,415         110,564          221,527         221,127
  Management & leasing expenses               26,135          18,737           51,129          44,488
  Other operating expenses                     9,772           1,919          (19,643)          5,050
                                            --------        --------         --------        --------
                                             147,322         131,220          253,013         270,665
                                            --------        --------         --------        --------
Net income                                  $ 89,929        $ 94,504         $211,641        $184,058
                                            ========        ========         ========        ========

Occupied %                                      95.9%           91.0%            95.9%           91.0%

Partnership Ownership %                          2.9%            2.9%             2.9%            2.9%

Cash distributed to the
  Fund II-Fund II-OW Joint Venture*         $103,538        $115,766         $227,662        $218,466

Net income allocated to the
  Fund II-Fund II-OW Joint Venture*         $ 49,066        $ 51,563         $115,473        $100,424


*  The Partnership holds a 95% ownership in the Fund II - Fund II-OW Joint
   Venture.

   Rental income increased in 1999 over 1998, due to increased occupancy. The decrease in operating expenses for the six month period ended June 30, 1999, as compared to the same period in 1998, was due to common area maintenance reimbursement billings. The increase in operating expense for the three month period ended June 30, 1999 was due to increased expenditures for tenant improvements, HVAC repairs and a partial demolition of a tenant suite.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6(b).  No reports on Form 8-K were filed during the second quarter of 1999


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  WELLS REAL ESTATE FUND II-OW
                                  (Registrant)

Dated: August 10, 1999            By: /s/ Leo F. Wells, III
                                      ---------------------------------
                                      Leo F. Wells, III, as Individual
                                      General Partner and as President,
                                      Sole Director and Chief Financial
                                      Officer of Wells Capital, Inc.
                                      the Corporate General Partner