Form 10-Q
period 1999-09-30
WELLS REAL ESTATE FUND II-OW
filed 1999-11-12
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1999              or
                               ----------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to ____________________

Commission file number                0-16518
                       ---------------------------------------

                         WELLS REAL ESTATE FUND II-OW
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                         58-1678709
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

3885 Holcomb Bridge Road, Norcross, Georgia                      30092
-------------------------------------------               -----------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code          (770) 449-7800
                                                          -----------------

--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes     X                No _________
         ---------

                                   FORM 10-Q

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                                          Page No.
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements

          Balance Sheets--September 30, 1999 and December 31, 1998                                            3

          Statements of Income for the Three Months and Nine Months Ended September 30, 1999 and 1998         4

          Statements of Partners' Capital for the Year Ended December 31, 1998 and the Nine Months
             Ended September 30, 1999                                                                         5

          Statements of Cash Flows for the Nine Months Ended September 30, 1999 and 1998                      6

          Condensed Notes to Financial Statements                                                             7

    Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations          11

PART II.  OTHER INFORMATION                                                                                  20

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                                                                       September 30,             December 31,
                                                                           1999                      1998
                                                                       -------------             ------------
ASSETS:
   Investment in joint venture (Note 2)                                   $1,180,376              $1,235,838
   Cash and cash equivalents                                                     751                     669
   Due from affiliate                                                         27,735                  18,870
                                                                         -----------              ----------
       Total assets                                                       $1,208,862              $1,255,377
                                                                         ===========              ==========
LIABILITIES AND PARTNERS' CAPITAL:
   Liabilities:
      Accounts payable                                                    $      221              $      164
      Partnership distributions payable                                       24,665                  18,974
                                                                          ----------              ----------
       Total liabilities                                                      24,886                  19,138
                                                                          ==========              ==========
   Partners' capital:
     Limited partners:
       Class A--6,062 units                                                1,183,976               1,236,239
       Class B--1,626 units                                                        0                       0
                                                                          ----------              ----------
         Total partners' capital                                           1,183,976               1,236,239
                                                                          ----------              ----------
         Total liabilities and partners' capital                          $1,208,862              $1,255,377
                                                                          ==========              ==========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME


                                                               Three Months Ended                      Nine Months Ended
                                                        ----------------------------------      ---------------------------------
                                                          September 30,     September 30,        September 30,     September 30,
                                                               1999             1998                 1999               1998
                                                        ---------------    ---------------      ---------------    ---------------
REVENUES:
 Equity in income of joint ventures (Note 2)                     $8,246             $2,215              $15,834             $7,463
 Other income                                                       130                  0                  130                  0
                                                        ---------------    ---------------      ---------------    ---------------
       Net income                                                $8,376             $2,215              $15,964             $7,463
                                                        ===============    ===============      ===============    ===============

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                 $8,376             $2,215              $15,964             $7,463
                                                        ===============    ===============      ===============    ===============

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                   $    0             $    0              $     0             $    0
                                                        ===============    ===============      ===============    ===============

NET INCOME PER CLASS A LIMITED PARTNER UNIT                      $ 1.38             $ 0.36              $  2.63             $ 1.23
                                                        ===============    ===============      ===============    ===============

NET LOSS PER CLASS B LIMITED PARTNER UNIT                        $    0             $    0              $     0             $    0
                                                        ===============    ===============      ===============    ===============

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT               $ 4.06             $ 3.57              $ 11.25             $10.84
                                                        ===============    ===============      ===============    ===============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                     FOR THE YEAR ENDED DECEMBER 31, 1998

                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                        Limited Partners                  Total
                                                             -----------------------------------------
                                                                    Class A             Class B          Partners'
                                                             -------------------  --------------------
                                                               Units    Amounts     Units     Amounts     Capital
                                                             --------  ---------  --------  ----------  -----------
BALANCE, December 31, 1997                                     6,062  $1,315,655    1,626        $0      $1,315,655

 Net income                                                        0       5,190        0         0           5,190
 Partnership distributions                                         0     (84,606)       0         0         (84,606)
                                                               -----   ---------    -----        --      ----------
BALANCE, December 31, 1998                                     6,062   1,236,239    1,626         0       1,236,239

 Net income                                                        0      15,963        0         0          15,963
 Partnership distributions                                         0     (68,226)       0         0         (68,226)
                                                               -----  ----------    -----        --      ----------
BALANCE, September 30, 1999                                    6,062  $1,183,976    1,626        $0      $1,183,976
                                                               =====  ==========    =====        ==      ==========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS




                                                                                         For the Nine Months Ended
                                                                                     -------------------------------
                                                                                     September 30,     September 30,
                                                                                        1999              1998
                                                                                     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                         $      15,963     $       7,463
  Adjustments to reconcile net income to net cash provided by (used in)              -------------     -------------
    operating activities:
       Equity in income of joint ventures                                                  (15,834)           (7,463)
       Changes in assets and liabilities:
         Accounts payable                                                                       57               (73)
                                                                                     -------------     -------------
           Total adjustments                                                               (15,777)           (7,536)
                                                                                     -------------     -------------
           Net cash provided by (used in) operating activities                                 186               (73)
                                                                                     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investments in joint venture                                                                   0                 0
  Distributions received from joint ventures                                                62,432            62,211
                                                                                     -------------     -------------
        Net cash provided by investing activities                                           62,432            62,211
                                                                                     -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                                                (62,536)          (62,211)
                                                                                     -------------     -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            82               (73)

CASH AND CASH EQUIVALENTS, beginning of year                                                   669               741
                                                                                     -------------     -------------
CASH AND CASH EQUIVALENTS, end of period                                             $         751     $         668
                                                                                     =============     =============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS


               SEPTEMBER 30, 1999 AND 1998 AND DECEMBER 31, 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) General

   Wells Real Estate Fund II-OW (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as general partners. The Partnership was formed on October 23, 1987 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial or industrial properties.

   On November 6, 1987, the Partnership commenced a public offering of its limited partnership units pursuant to a registration statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 7, 1988 and received gross proceeds of $1,922,000 representing subscriptions from 219 limited partners, composed of two classes of limited partnership interests, Class A and Class B limited partnership units.

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

   As of September 30, 1999, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia (the "Brookwood Grill"); (iv) an office/retail center developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia (the "Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia (the "Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1998.

   (b) Basis of Presentation

   The financial statements of Wells Real Estate Fund II-OW have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the general partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods. For further information, refer to the financial statements and footnotes included in the Partnership's Form 10-K for the year ended December 31, 1998.

2. INVESTMENTS IN JOINT VENTURES

   The Partnership owned interests in six properties as of September 30, 1999. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investments in the joint venture are recorded using the equity method

   Fund II-Fund II-OW Joint Venture

   The Partnership owns all of its properties through the Fund II-Fund II-OW Joint Venture formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of September 30, 1999, the Partnership's equity interest in Wells Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%.

   Following are the financial statements for Fund II-Fund II-OW Joint Venture:

                       FUND II-FUND II-OW JOINT VENTURE

                           (A Georgia Joint Venture)


                                BALANCE SHEETS

                                                                      September 30,        December 31,
                                                                          1999                 1998
                                                                    ----------------     ----------------
ASSETS:
  Real estate, at cost:
    Land                                                            $      1,367,856     $      1,367,856
    Building and improvements, less accumulated
       depreciation of $2,899,533 in 1999 and
       $2,623,785 in 1998                                                  4,871,584            5,147,333
                                                                    ----------------     ----------------
           Total real estate assets                                        6,239,440            6,515,189
  Investments in joint ventures                                           15,941,730           16,676,111
  Cash and cash equivalents                                                  222,451               94,367
  Due from affiliates                                                        298,344              267,581
  Accounts receivable                                                          1,265               23,184
  Prepaid expenses and other assets                                           29,488               42,828
                                                                    ----------------     ----------------
       Total assets                                                 $     22,732,718     $     23,619,260
                                                                    ================     ================

LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
     Partnership distributions payable                              $        522,317     $        355,370
     Due to affiliates                                                             0                8,988
                                                                    ----------------     ----------------
          Total liabilities                                                  522,317              364,358
                                                                    ----------------     ----------------
  Partners' capital:
     Wells Real Estate Fund II                                            21,030,025           22,019,064
     Wells Real Estate Fund II-OW                                          1,180,376            1,235,838
                                                                    ----------------     ----------------
           Total partners' capital                                        22,210,401           23,254,902
                                                                    ----------------     ----------------
           Total liabilities and partners' capital                  $     22,732,718     $     23,619,260
                                                                    ================     ================

           See accompanying condensed notes to financial statements.

                       FUND II-FUND II-OW JOINT VENTURE

                           (A Georgia Joint Venture)

                             STATEMENTS OF INCOME

                                                                        Three Months Ended              Nine Months Ended
                                                                  --------------  --------------   -----------------------------
                                                                   September 30,    September 30,   September 30,  September 30,
                                                                       1999            1998           1999           1998
                                                                  --------------  --------------   -------------  --------------
REVENUES:
  Rental income                                                   $      264,259   $      14,716   $     506,658  $      344,150
  Equity in income of joint ventures                                      27,064          57,589         217,098         205,929
  Interest income                                                            155             119             247             363
                                                                  --------------  --------------   -------------  --------------
                                                                         291,478         172,424         724,003         550,442
                                                                  --------------  --------------   -------------  --------------
EXPENSES:
   Management and leasing fees                                            15,855           6,883          30,279          20,649
   Lease acquisition costs                                                 4,589           4,588          13,766          13,766
   Operating costs--rental property                                        4,756           4,440          15,816          11,266
   Depreciation                                                           91,917          91,917         275,750         275,750
   Legal and accounting                                                     (650)            833          27,847          34,428
   Computer costs                                                          2,661           1,602           5,402           4,986
   Partnership administration                                             17,071          20,455          56,952          49,056
                                                                  --------------  --------------  --------------  --------------
                                                                         136,199         130,718         425,812         409,901
                                                                  --------------  --------------  --------------  --------------
             Net income                                           $      155,279  $       41,706  $      298,191  $      140,541
                                                                  --------------  --------------  --------------  --------------
NET INCOME ALLOCATED TO WELLS REAL
   ESTATE FUND II                                                 $      147,033  $       39,491  $      282,357  $      133,078
                                                                  --------------  --------------  --------------  --------------
NET INCOME ALLOCATED TO WELLS REAL
   ESTATE FUND II-OW                                              $       8,246   $        2,215  $       15,834  $        7,463
                                                                  =============   ==============  ==============  ==============

           See accompanying condensed notes to financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

   The following discussion and analysis should be read in conjunction with the accompanying financial statements of the Partnership and notes thereto. This report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future, and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.


1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   (a) General

   As of September 30, 1999, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.5% occupied as compared to 95% occupied as of September 30, 1998.

   The increase in gross revenues of the Partnership to $15,964 for the nine months ended September 30, 1999, as compared to $7,463 for the nine months ended September 30, 1998 is due to the increase occupancy of the Cherokee Commons and Heritage Place at Tucker. Total administrative expenses of the Partnership which are incurred at the joint venture level remained relatively stable for the nine months ended September 30, 1999 compared to the same period of 1998.

   The Partnership's cash flow provided by investing activities and cash flow used in financing activities increased in 1999 compared to 1998 due to the increase in distributions from joint ventures as occupancies increased. Since all cash received from joint ventures is distributed currently, cash and cash equivalents remained stable.

   Fund II-Fund II-OW Joint Venture distributions accrued to the Partnership for the three-month periods ended September 30, 1999 and September 30, 1998 were $27,735 and $21,636, respectively.

   The Partnership made cash distributions in the amount of $4.06 per unit to the limited partners holding Class A units for the third quarter of 1999 as compared to $3.57 per unit for the third quarter of 1998. No cash distributions were made by the Partnership to the Limited Partners holding Class B units.

   As of September 30, 1999, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

   The Partnership is unaware of any known demands, commitments, events, or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and demands through cash flow from operations.

   The Partnership has recently made the decision to begin selling its properties. At this time, two properties have been identified that will be offered for sale within the next several months. The Partnership's goal is to have all Fund II-OW properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to limited partners in accordance with the Partnership's prospectus.

   Year 2000

   The Partnership is presently reviewing the potential impact of Year 2000 compliance issues on its information systems and business operations. A full assessment of Year 2000 compliance issues was begun in late 1997 and was completed by March 31, 1999. Renovations and replacements of equipment have been and are being made as warranted. The costs incurred by the Partnership and its affiliates thus far for renovations and replacements have been immaterial. As of September 30, 1999, all testing of systems has been completed.

   As to the status of the Partnership's information technology systems, it is presently believed that all major systems and software packages are Year 2000 compliant. At the present time, it is believed that all major noninformation technology systems are Year 2000 compliant. The cost to upgrade any noncompliant systems is believed to be immaterial.

   The Partnership has confirmed with the Partnership's vendors, including third-party service providers such as banks, that their systems are Year 2000 compliant.

   The Partnership relies on computers and operating systems provided by equipment manufacturers, and also on application software designed for use with its accounting, property management, and investment portfolio tracking. The Partnership has preliminarily determined that any costs, problems, or uncertainties associated with the potential consequences of Year 2000 issues are not expected to have a material impact on the future operations or financial condition of the Partnership. The Partnership will perform due diligence as to the Year 2000 readiness of each property owned by the Partnership and each property contemplated for purchase by the Partnership.

   The Partnership's reliance on embedded computer systems (i.e., microcontrollers) is limited to facilities-related matters, such as office security systems and environmental control systems.

   The Partnership is currently formulating contingency plans to cover any areas of concern. Alternate means of operating the business are being developed in the unlikely circumstance that the computer and telephone systems are rendered inoperable. An off-site facility from which the Partnership could operate is being sought as well as alternate means of communication with key third-party vendors. A written plan is being developed for testing and dispensed to each staff member of the general partner of the Partnership.

     Management believes that the Partnership's risk of Year 2000 problems is minimal. In the unlikely event there is a problem, the worst-case scenarios would include the risks that the elevators or security systems within the Partnership's properties would fail or the key third-party vendors upon which the Partnership relies would be unable to provide accurate investor information. In the event that the elevators shut down, the Partnership has devised a plan for each building whereby the tenants will use the stairs until the elevators are fixed. In the event that the security systems shut down, the Partnership has devised a plan for each building to hire temporary on-site security guards. In the event that a third-party vendor has Year 2000 problems relating to investor information, the Partnership intends to perform a full system back-up of all investor information as of December 31, 1999 so that the Partnership will have accurate hard-copy investor information.

 2.  PROPERTY OPERATIONS

     As of September 30, 1999, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

                                                                    Three Months Ended              Nine Months Ended
                                                              ------------------------------  -----------------------------
                 First Union at Charlotte/                    September 30,   September 30,   September 30,   September 30,
              Fund II-Fund II-OW Joint Venture                     1999            1998            1999            1998
     ------------------------------------------------         ------------    --------------  --------------  -------------
     Revenues:
       Rental income                                          $     264,259   $     114,716   $     506,658   $     344,150
                                                              =============   =============   =============   =============
     Expenses:
       Depreciation                                                  91,917          91,917         275,750         275,750
       Management and leasing expenses                               20,444          11,471          44,045          34,415
       Other operating expenses                                       4,601           3,087          15,569           9,765
                                                              -------------   -------------   -------------   -------------
                                                                    116,962         106,475         335,364         319,930
                                                              -------------   -------------   -------------   -------------
            Net income                                        $     147,297   $       8,241   $     171,294   $      24,220
                                                              =============   =============   =============   =============
     Occupied %                                                         100%            100%            100%            100%
                                                              =============   =============   =============   =============
     Partnership's ownership %                                          5.3%            5.3%            5.3%            5.3%
                                                              =============   =============   =============   =============
     Cash generated to the Fund II-Fund II-
        OW Joint Venture*                                     $     243,802   $     120,199   $     481,414   $     349,136
                                                              =============   =============   =============   =============
     Net income generated to the
        Fund II-Fund II-OW Joint Venture*                     $     147,297   $       8,241   $     171,294   $      24,220
                                                              =============   =============   =============   =============

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income, net income, and cash distributions increased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due to a renewed, increased rent beginning in May 1999. Expenses increased as compared to the same periods in 1998 due primarily to increased management fees which are charges based on rental income.

                                                                    Three Months Ended              Nine Months Ended
                                                              ----------------------------    -----------------------------
                   Boeing at the Atrium/                      September 30,   September 30,   September 30,   September 30,
               Fund II-Fund III Joint Venture                      1999            1998            1999            1998
------------------------------------------------              -------------   -------------   -------------   -------------
Revenues:
  Rental income                                                    $367,536        $367,536      $1,102,608      $1,102,608
  Other income                                                            0               0               0          13,280
                                                                   --------        --------      ----------      ----------
                                                                    367,536         367,536       1,102,608       1,115,888
                                                                   ========        ========      ==========      ==========
Expenses:
  Depreciation                                                      216,930         216,930         650,790         650,790
  Management and leasing expenses                                    45,060          44,775         134,703         133,942
  Other operating expenses                                          185,397         174,424         498,892         516,248
                                                                   --------        --------      ----------      ----------
                                                                    447,387         436,129       1,284,385       1,300,980
                                                                   --------        --------      ----------      ----------
            Net loss                                               $(79,851)       $(68,593)     $ (181,777)     $ (185,092)
                                                                   ========        ========      ==========      ==========

Occupied %                                                              100%            100%            100%            100%
                                                                   ========        ========      ==========      ==========

Partnership's ownership %                                               3.2%            3.2%            3.2%            3.2%
                                                                   ========        ========      ==========      ==========

Cash distribution to the Fund II-Fund II-OW Joint Venture*         $103,572        $102,969      $  323,621      $  321,588
                                                                   ========        ========      ==========      ==========

Net loss allocated to Fund II-Fund II-OW Joint Venture*            $(48,948)       $(42,047)     $ (111,429)     $ (109,515)
                                                                   ========        ========      ==========      ==========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998. Operating expenses decreased for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998 due primarily to increased common-area maintenance billings to tenants that were underestimated in 1998. Tenants are billed an estimated amount for the current year common-area maintenance which is then reconciled the following year and the difference billed to the tenants.

                                                                    Three Months Ended              Nine Months Ended
                                                              ----------------------------    ----------------------------
                    The Brookwood Grill/                      September 30,   September 30,   September 30,   September 30,
               Fund II-Fund III Joint Venture                      1999            1998            1999            1998
-------------------------------------------------------       -------------   -------------   -------------   -------------
Revenues:
  Rental income                                                     $56,188         $56,488        $168,563        $168,863
  Equity income of joint venture                                     23,307          20,308          62,611          53,382
                                                              -------------   -------------   -------------   -------------
                                                                     79,495          76,796         231,174         222,245
                                                              =============   =============   =============   =============
Expenses:
  Depreciation                                                       13,503          13,503          40,509          40,509
  Management and leasing expenses                                     6,704           6,250          23,387          19,775
  Other operating expenses                                            2,467           8,271           8,797         (10,221)
                                                             --------------   -------------   -------------   -------------
                                                                     22,674          28,024          72,693          50,063
                                                             ==============   =============   =============   =============
            Net income                                              $56,821         $48,772        $158,481        $172,182
                                                             ==============   =============   =============   =============

Occupied %                                                              100%            100%            100%            100%
                                                             ==============   =============   =============   =============

Partnership's ownership %                                               3.3%            3.3%            3.3%            3.3%
                                                             ==============   =============   =============   =============

Cash distribution to the Fund II-Fund II-OW Joint Venture*          $59,606         $58,328        $175,037        $192,343
                                                             ==============   =============   =============   =============

Net income allocated to the Fund II-Fund II-OW Joint                $35,428         $29,662        $ 98,813        $117,189
                                                             ==============   =============   =============   =============
 Venture*

*  The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

   Although rental income remained relatively stable, total revenues increased for the three- and nine-month periods ended September 30, 1999 as compared to the same periods in 1998 due to the increased equity income from Fund II, III, VI, and VII Joint Venture, as the Holcomb Bridge Property became more profitable this year.

   Operating expenses increased for the nine months ended September 30, 1999 as compared to the same periods in 1998 due primarily to a change in the rental agreement of billing water reimbursements to the tenant in 1998 which was overestimated for the year.

                                                                    Three Months Ended              Nine Months Ended
                                                             -------------------------------  -------------------------------
                    Holcomb Bridge Road/                      September 30,   September 30,     September 30,   September 30,
            Fund II, III, VI, VII Joint Venture                   1999            1998              1999             1998
   ----------------------------------------------------      ---------------  --------------   --------------  --------------
   Revenues:
       Rental income                                               $213,028        $226,233        $670,852        $648,113
   Expenses:
       Depreciation                                                  79,605          94,128         277,862         282,161
       Management and leasing expenses                               22,263          20,198          93,200          79,450
       Other operating expenses                                      14,889          27,664          39,670          64,494
                                                             --------------   -------------   -------------    ------------
                                                                    116,757         141,990         410,732         426,105
                                                             --------------   -------------   -------------    ------------
              Net income                                           $ 96,271        $ 84,243        $260,120        $222,008
                                                             ==============   =============   =============    ============

   Occupied %                                                            94%            100%             94%            100%
                                                             ==============   =============   =============    ============

   Partnership's ownership %                                            0.8%            0.8%            0.8%            0.8%
                                                             ==============   =============   =============    ============

   Cash distribution to the Fund II-Fund III
       Joint Venture*                                              $ 41,093        $ 45,561        $122,693        $128,719
                                                             ==============   =============   =============    ============

   Net income allocated to the Fund II-Fund III
       Joint Venture*                                              $ 23,307        $ 20,308        $ 62,611        $ 53,382
                                                             ==============   =============   =============    ============

*The Partnership holds a 3.3% ownership in the Fund II-Fund III Joint Venture.


Rental income has increased for the nine months ended September 30, 1999 as compared to the same periods in 1998 due primarily to an underestimate of straight-line rent adjustments. Expenses decreased due to a decrease in 1999 property tax.

                                                               Three Months Ended             Nine Months Ended
                                                       -------------------------------  ------------------------------
             Heritage Place at Tucker/                   September 30,   September 30,   September 30,   September 30,
               Tucker Joint Venture                          1999            1998            1999            1998
   -----------------------------------------------     ---------------  --------------  --------------  --------------
   Revenues:
      Rental income                                         $351,124        $301,785      $1,031,027        $913,672
      Interest income                                             53              95             326             367
      Other income                                                 0          27,319               0          27,319
                                                       -------------    ------------    ------------    ------------
                                                             351,177         329,199       1,031,353         941,358
                                                       -------------    ------------    ------------    ------------
   Expenses:
      Depreciation                                           127,287         113,129         356,539         327,705
      Management and leasing expenses                         36,741          41,688         124,707         118,921
      Other operating expenses                               165,238         152,927         364,186         378,901
                                                       -------------    ------------    ------------    ------------
                                                             329,266         307,744         845,432         825,527
                                                       -------------    ------------    ------------    ------------
           Net income                                       $ 21,911        $ 21,455      $  185,921        $115,831
                                                       =============    ============    ============    ============

   Occupied %                                                     88%             82%             88%             82%
                                                       =============    ============    ============    ============

   Partnership's ownership %                                     2.4%            2.4%            2.4%            2.4%
                                                       =============    ============    ============    ============

   Cash distribution to the Fund II-Fund II-OW
          Joint Venture*                                    $ 39,495        $ 51,671      $  130,236        $147,664
                                                       =============    ============    ============    ============

   Net income allocated to the Fund II-Fund II-OW
          Joint Venture*                                    $  9,840        $ 13,793      $   83,497        $ 56,179
                                                       =============    ============    ============    ============

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income increased in 1999 from 1998 due primarily to the increase in occupancy from 82% to 88%. Depreciation increased for the nine-month period due to building repairs. Other operating expenses increased for the three-month period due to HVAC repairs and decreased from $378,901 to $364,186 for the nine-month period ended September 30, 1999 due to a sewer pump and main water line repair in 1998.

                                                             Three Months Ended              Nine Months Ended
                                                       ------------------------------  ------------------------------
            Cherokee Commons/Fund I, II, II-OW,         September 30,   September 30,   September 30,   September 30,
                   VI, VII Joint Venture                    1999            1998            1999            1998
   ------------------------------------------------    --------------  --------------   --------------  -------------
   Revenues:
      Rental income                                        $238,923        $226,733           $703,538     $681,415
      Interest income                                             8               2                 47           43
                                                       ------------    ------------        -----------  -----------
                                                            238,931         226,735            703,585      681,458
                                                       ------------    ------------        -----------  -----------
   Expenses:
      Depreciation                                          111,379         111,285            332,906      332,412
      Management and leasing expenses                        22,863          18,478             73,992       62,966
      Other operating expenses                               48,342          20,630             28,699       25,680
                                                       ------------    ------------        -----------  -----------
                                                            182,584         150,393            435,597      421,058
                                                       ------------    ------------        -----------  -----------
            Net income                                     $ 56,347        $ 76,342           $267,988     $260,400
                                                       ============    ============        ===========  ===========

   Occupied %                                                    97%             91%                97%          91%
                                                       ============    ============        ===========  ===========

   Partnership's ownership %                                    2.9%            2.9%               2.9%         2.9%
                                                       ============    ============        ===========  ===========

   Cash distribution to the Fund II-Fund II-OW
         Joint Venture*                                    $ 94,923        $103,684           $322,585     $322,150
                                                       ============    ============        ===========  ===========

   Net income allocated to the Fund II-Fund II-OW
         Joint Venture*                                    $ 30,743        $ 41,625           $146,217     $142,076
                                                       ============    ============        ===========  ===========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income increased in 1999 over 1998 due to increased occupancy. The increase in operating expenses for the three-month period ended September 30, 1999 was due to increased expenditures for tenant improvements, HVAC repairs, and parking lot repairs.

PART II.  OTHER INFORMATION


ITEM 6 (b.)  NO REPORTS ON FORM 8-K WERE FILED DURING THE THIRD QUARTER OF 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WELLS REAL ESTATE FUND II-OW
                                         (Registrant)



Dated:  November 10, 1999  By: /s/ Leo F. Wells, III
                               ---------------------
                           Leo F. Wells, III, as Individual
                           General Partner, and as President,
                           Sole Director, and Chief Financial
                           Officer of Wells Capital, Inc., the
                           Corporate General Partner