Form 10-K
period 1999-12-31
WELLS REAL ESTATE FUND II-OW
filed 2000-03-27
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)


[X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 [Fee Required]

For the fiscal year ended            December 31, 1999                        or
                           ----------------------------------------

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 [No Fee Required]

For the transition period from to     ________________________   to  ____________________________________
Commission file number                      0-17876


                                 WELLS REAL ESTATE FUND II-OW
---------------------------------------------------------------------------------------------------------
                       (Exact name of registrant as specified in its charter)

               Georgia                                                           58-1754703
-------------------------------------------                      ----------------------------------------
(State or other jurisdiction of                                  (I.R.S. Employer Identification Number)
incorporation or organization)

6200 The Corners Parkway, Norcross, Georgia                                       30092
--------------------------------------------                     -----------------------------------------
(Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number, including area code                              (770) 449-7800
                                                                 -----------------------------------------
Securities registered pursuant to Section 12 (b)
of the Act:

             Title of each class                                 Name of exchange on which registered
------------------------------------------                       ----------------------------------------
                 NONE                                                               NONE
------------------------------------------                       ----------------------------------------

Securities registered pursuant to Section 12 (g) of the Act:

                                             CLASS A UNITS
---------------------------------------------------------------------------------------------------------
                                          (Title of Class)

                                             CLASS B UNITS
---------------------------------------------------------------------------------------------------------
                                          (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X   No
     ---       ____

Aggregate market value of the voting stock held by nonaffiliates: Not Applicable
                                                                  --------------

                                    PART I

ITEM 1.   BUSINESS

General

Wells Real Estate Fund II-OW (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Georgia corporation, as General Partners. The Partnership was formed on October 13, 1987, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

As of December 31, 1999 the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center currently being developed in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11--"Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 1999.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all the properties owned directly or indirectly by the Partnership. In the opinion of management, the properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may be required to provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

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

Of the six properties owned by the joint venture, three are retail shopping centers, two are office buildings and one is a restaurant. As of December 31, 1999, these properties were 97% occupied. As of December 31, 1998, these properties were 95% occupied. As of December 31, 1997, these properties were 96% occupied.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 1999, assuming no exercise of renewal options or termination rights:


                                                                     Partnership       Percentage      Percentage
                    Number                                            Share of          of Total         of Total
   Year of            of            Square          Annualized       Annualized          Square         Annualized
   Lease            Leases           Feet           Gross Base       Gross Base           Feet          Gross Base
 Expiration        Expiring        Expiring          Rent (1)         Rent (1)          Expiring          Rent
-----------      ----------       ----------       -----------      ------------      -----------     ------------
    2000              14             32,827        $  484,268         $ 11,442             9.2%             9.8%
    2001(2)           20            114,193         1,549,428           57,872            32.0              31.5
    2002(3)           18            173,725         2,460,987           67,302            48.8              50.0
    2003               1              5,478            32,938              784             1.5               0.7
    2004               7             18,213           190,873            3,680             5.1               3.9
    2005               0                  0                 0                0             0.0               0.0
    2006               1              5,935           127,575            1,008             1.7               2.6
    2007               1              3,600            44,250            1,283             1.0               0.9
    2008               1              2,400            27,384              652             0.7               0.6
    2009               0                  0                 0                0             0.0               0.0
                    -------        ----------     -------------       ----------        ---------         --------
                      63            356,371        $4,917,703         $144,023           100.0%            100.0%
                    =======        ==========     =============       ==========        =========         ========

       (1) Average monthly gross rent over the life of the lease, annualized.

       (2) Expiration of First Union Bank with 70,752 square feet at the First Union project.

       (3) Expiration of Boeing Company lease with 119,040 square feet at the Atrium.

The following describes the properties in which the Partnership owns an interest as of December 31, 1999:

     The First Union Property/Fund II-Fund II-OW Joint Venture

     On May 9, 1988, the Fund II-Fund II-OW Joint Venture acquired a two-story building containing approximately 70,752 net leaseable square feet, located on a 9.54 acre tract of land located in Charlotte, Mecklenburg County, North Carolina (the "Charlotte Property") for a purchase price of $8,550,000.

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

     The annual base rent during the initial term is $412,705 payable in equal monthly installments of $34,392 during the first two years, annual base rent of $454,651 payable in equal monthly installments of $37,887 during the third year, annual base rent of $489,650 payable in equal monthly installments of $40,804 during the fourth year and annual base rent of $524,625 payable in equal monthly installments of $43,718 during the fifth year. Rental rates during the remaining two years of the lease term will be determined by market rates which is $844,071 payable in equal monthly installments of $70,339 for the last two years.

     The occupancy rates at the Charlotte Property as of December 31 were 100% in 1999, 1998, and 1997.

     The average effective annual rental per square foot at the First Union Property was $10.14 for 1999, $6.49 for 1998 and 1997, $6.51 for 1996, and
     $5.83 for 1995.

     The Atrium/Fund II--Fund III Joint Venture

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

     The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of December 31, 1999, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium.

     The Atrium was first occupied in 1987 and contains approximately 119,000 net leaseable square feet. Each floor of the Atrium was originally under a separate lease to Lockheed Engineering and Science Company, Inc., a wholly-owned subsidiary of the Lockheed Company, each of which leases had terms of approximately eight years and expired June 30, 1996, and upon which date Lockheed vacated the property.

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

     Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied the Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million was funded out of reserves and cash flows of the Partnership, Wells Fund II-OW and Wells Fund III. As of December 31, 1999, the Partnership had contributed approximately $21,744, Wells Fund II had contributed approximately $387,752, Wells Fund III had contributed approximately $659,810, and the Fund II - Fund III Joint Venture had contributed $330,694 to Fund the tenant improvements and outside broker commissions required. As of December 31, 1999, the Fund II
     - Fund II-OW Joint Venture holds approximately 61%, and Wells Fund III holds approximately 39%.

     The occupancy rate at the Atrium property was 100% as of December 31, 1999, 1998, and 1997. The average effective rental per square foot at the Atrium is $12.35 for 1999 and 1998, $7.77 for 1997, $8.81 for 1996, and $15.89 for
     1995.

     The Brookwood Grill Property/Fund II - Fund III Joint Venture

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

     As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and the construction of a 7,440 square foot restaurant. This restaurant, which opened early in March 1992, is similar in concept to Houston's, Ruby Tuesday, and Friday's. It is principally owned by David Rowe, an Atlanta real estate developer of Kroger shopping centers, and several operating partners formerly with Houston's. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year option periods. The agreement calls for a base rental of $217,006 per year for years 1 through 5, with a 15% increase over the remainder of the initial term. Rental rates for all option periods will be based on the prevailing market values and rates for those periods. The Fund II-Fund III Joint Venture has expended approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements. In addition to the base rent described above, the tenant is required to pay additional rent in amounts equal to a 12% per annum return on all amounts expended for such improvements.

     The occupancy rate for the Brookwood Grill, a sole tenant, was 100% as of December 31, 1999, 1998, and 1997. The average effective rental per square foot at the Brookwood Grill is $30.22 for 1999, $30.26 for 1998 and 1997, $30.29 for 1996, and $30.21 for 1995.

     As of December 31, 1999, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total contributions to the Fund II-Fund III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-Fund II-OW Joint Venture holds an approximately 62% equity interest in the Brookwood Grill Property, and Wells Fund III holds an approximately 38% equity interest in the project.

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

     In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements for the development and construction on two buildings with a total of 49,534 square feet. Fifteen tenants occupied the Holcomb Bridge Road Property as of December 31, 1999 for an occupancy rate of 100% in 1999 and 94% in 1998 and 1997. The average effective annual rental was $19.26 for 1999, $17.63 for 1998, $13.71 for 1997, and $9.87 for 1996.

     As of December 31, 1999, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.1%, Wells Fund VI had contributed $1,929,541 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,525,041 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Road Property was $5,454,582, excluding land.

     Tucker Property/Fund I - Fund II Joint Venture

     The Tucker Property consists of a retail shopping center and a commercial office building complex located in Tucker, DeKalb County, Georgia (the "Tucker Property"). The retail shopping center at the Tucker Property contains approximately 29,858 net leaseable square feet. The commercial office space at the Tucker Property, which is divided into seven separate buildings, contains approximately 67,465 net leaseable square feet.

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

     On August 1, 1995, Wells Fund I and the Fund II-Fund-II-OW Joint Venture entered into another amendment to effect the contribution of the Cherokee Project to the Fund I, II, II-OW, VI, VII Joint Venture, as described below. As a result, the name of the joint venture owning the Tucker Property was changed back to "Fund I and Fund II Tucker," and is therefore no longer merged with the Cherokee Joint Venture. The Partnership's percentage interest in the Tucker Project remained unchanged as a result of the transaction.

     Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which have been paid as progressive stages of construction were completed. As of December 31, 1999, Wells Fund I had contributed a total of $6,194,634, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,764,585 for the acquisition and development of the Tucker Property. As of December 31, 1999, Wells Fund I had an approximately 55% equity interest in the Tucker Property and the Fund II-Fund II-OW Joint Venture had an approximately 45% equity interest in the Tucker Property. As of December 31, 1999, the Tucker Property was 87% occupied by 35 tenants.

     There are no tenants in the project occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

     The occupancy rate at the Tucker Property was 87% in 1999, 94% in 1998 and 85% in 1997.

     The average effective annual rental per square foot at the Tucker Property was $14.11 in 1999, $12.76 for 1998, $11.08 for 1997, $13.78 for 1996, and
     $12.61 for 1995.

     Cherokee Property/Fund I, II, II-OW, VI, VII Joint Venture

     The Cherokee Property consists of a retail shopping center known as "Cherokee Commons Shopping Center" located in metropolitan Atlanta, Cherokee County, Georgia (the "Cherokee Property"). The Cherokee Property consists of approximately 103,755 net leaseable square feet.

     On June 30, 1987, the Partnership acquired an interest in the Cherokee Property through a joint venture (the "Cherokee Joint Venture") between the Wells Fund I and Wells Fund II-Fund II-OW Joint Venture. On January 1, 1991, the Cherokee Joint Venture merged with the Tucker Joint Venture to form the Tucker-Cherokee Joint Venture. As described above, the Tucker Joint Venture was also a joint venture between the Wells Fund I and the Fund II-Fund II-OW Joint Venture. Under the terms of the Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee, the Fund II-Fund II-OW Joint Venture's percentage interest in the Cherokee Property remained unchanged as a result of the merger of the Cherokee Joint Venture into the Tucker-Cherokee Joint Venture.

     On August 1, 1995, the Fund II-Fund II-OW Joint Venture, Wells Fund I, Wells Real Estate Fund VI, L.P. ("Wells Fund VI"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners, and Wells Real Estate Fund VII, L.P. ("Wells Fund VII"), a Georgia public limited partnership having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, as general partners entered into a joint venture agreement known as Fund I, II, II-OW, VI, VII Associates (the "Fund I, II, II-OW, VI, VII Joint Venture"), which was formed to own and operate the Cherokee Project. Wells Partners, L.P. is a private limited partnership having Wells Capital, Inc., a General Partner, as its sole general partner. The investment objectives of Wells Fund I, Wells Fund VI, and Wells Fund VII are substantially identical to those of the Partnership.

     As of December 31, 1999, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of December 31, 1999, the equity interests in the Fund I, II, II-OW, VI, VII Joint Venture were approximately as follows: Wells Fund I--24%, Fund II-Fund II-OW Joint Venture--54%, Wells Fund VI--11% and Wells Fund VII-- 11%.

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

     The occupancy rate at the Cherokee Property was 97% in 1999, 91% in 1998 and 94% in 1997.

     The average effective annual rental per square foot at the Cherokee Property was $9.11 for 1999, $8.78 for 1998, $8.49 for 1997, $8.59 for
     1996, and $7.50 for 1995.

ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 1999.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during 1999.

                                    PART II

ITEM 5.   MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 29, 2000, the Partnership had 6,062 outstanding Class A Units held by a total of 180 Limited Partners and 1,626 outstanding Class B Units held by a total of 41 Limited Partners. The capital contribution per unit is $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 1999 to be $169.37 per Class A Unit and $353.41 per Class B Unit based on market conditions existing in early December 1999. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

Cash distributions from Net Cash from Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners for the two most recent fiscal years were as follows:

                                                Per Class A          Per Class A          Per Class B          Per Class B
     Distribution              Total              Unit                 Unit                 Unit                 Unit
     for Quarter               Cash             Investment            Return of            Return of             General
        Ended               Distributed           Income               Capital              Capital              Partner
---------------------   ------------------   ----------------      -----------------    ----------------      -----------------
March 31, 1998                 $21,481               $0.41                 $3.13               $0.00                 $0.00
June 30, 1998                   22,621                3.73                  0.00                0.00                  0.00
September 30, 1998              21,636                3.57                  0.00                0.00                  0.00
December 31, 1998               18,870                0.00                  3.11                0.00                  0.00
March 31, 1999                  22,662                0.59                  3.14                0.00                  0.00
June 30, 1999                   20,864                0.67                  2.78                0.00                  0.00
September 30, 1999              24,665                1.38                  2.69                0.00                  0.00
December 31, 1999               26,535                0.82                  3.56                0.00                  0.00

The fourth quarter distributions of cash available for distribution were accrued for accounting purposes in 1999 and were not actually paid until February 2000.

ITEM 6.  SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 1999, 1998, 1997, 1996, and 1995:

                                           1999        1998          1997          1996          1995
                                        ----------  -----------  ------------  ------------  ------------
Total assets                            $1,189,195   $1,255,377   $1,334,105    $1,379,623    $1,462,240
Total revenues                              20,918        5,190      (18,601)        6,273        56,702
Net income (loss)                           20,918        5,190      (18,601)        6,273        56,452
Net income (loss) allocated to Class
 A limited partners                         20,918        5,190      (18,601)       68,549       107,511
Net loss allocated to Class B limited
 partners                                        0            0            0       (62,276)      (51,059)
Net income (loss) allocated to Class
 A limited partner unit                 $     3.45   $     0.86   $    (3.07)   $    11.31    $    17.74
Net loss per Class B limited partner
 unit                                         0.00         0.00         0.00        (38.30)       (31.40)
Cash distribution per Class A limited
 partner unit                                15.63        13.96         6.03         11.61         17.37
Cash distribution per Class B limited
 partner unit                                 0.00         0.00         0.00          0.00          0.00

Cash distributions per unit were comprised of $3.46 paid from net cash from operations and $12.17 paid from capital in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND CONDITIONS RESULTS OF OPERATION

The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying financial statements of the Partnership and notes thereto.

This Report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to Limited Partners in the future and certain other matters. Readers of this Report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statement made in this Report, which include construction costs which may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flow.

Results of Operations and Changes in Financial Conditions

General

As of December 31, 1999, the properties owned by the Fund II-Fund II-OW Joint Venture were 97% occupied, as compared to 95% in 1998, and 96% in 1997.

Gross revenues of the Partnership were $20,918 for the year ended December 31, 1999 compared to $5,190 for the year ended December 31, 1998, and $(18,601) for the fiscal year ended December 31, 1997. The increase in gross revenues is primarily due to Boeing moving into the Atrium building in May 1997, and increased rental renewal rates in 1999 for First Union at Charlotte.

Administrative expenses of the Partnership are incurred at the joint venture level.

The Partnership made cash distributions to Limited Partners holding Class A units of $15.63 per unit for fiscal year ended December 31, 1999, $13.96 per unit for fiscal year ended December 31, 1998, and $6.03 per unit for fiscal year ended December 31, 1997. The Partnership made no cash distributions to Limited Partners holding Class B units for fiscal year ended 1999, 1998, or 1997.

Property Operations

As of December 31, 1999, the Partnership's percentage ownership in properties was as follows: 5.3% in the First Union Property, 3.26% in the Atrium, 3.31% in the Brookwood Grill Property, 0.79% in the Holcomb Bridge Road Property, 2.38% in the Tucker Property and 2.90% in the Cherokee Property.

As of December 31, 1999, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

            First Union Property/Fund II - Fund II-OW Joint Venture

                                                                              For the Year Ended December 31
                                                                       ----------------------------------------------
                                                                           1999             1998             1997
                                                                       -------------    -------------    ------------
Revenues:

 Rental income                                                           $717,676         $458,867         $460,920
                                                                         --------         --------         --------
Expenses:
 Depreciation                                                             367,667          367,667          367,667
 Management and leasing expenses                                           61,295           45,887           45,887
 Other operating expenses                                                  17,797           14,932           12,281
                                                                         --------         --------         --------
                                                                          446,759          428,486          425,835
                                                                         --------         --------         --------
Net income                                                               $270,917         $ 30,381         $ 33,032
                                                                         ========         ========         ========

Occupied percentage                                                           100%              100%            100%
                                                                         ========          ========        ========
Partnership ownership percentage                                              5.3%             5.3%             5.3%
                                                                         ========         ========         ========
Cash generated to the Fund II-Fund II-OW Joint Venture*                  $677,542         $467,262         $437,023
                                                                         ========         ========         ========
Net income allocated to the Fund II-Fund II-OW Joint Venture*            $270,917         $ 30,381         $ 33,032
                                                                         ========         ========         ========


*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

Rental income and net income increased, as compared to 1998 and 1997, due primarily to increased rental renewal rates this year. Management and leasing expenses increased due primarily to increased management fees which are charges based on rental income.

Cash generated to the Joint Venture increased for the year ended 1999 due to the increase in rental income billed to the tenant.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

                   The Atrium/Fund II-Fund III Joint Venture

                                                                        For the Year Ended December 31
                                                                   ------------------------------------------
                                                                        1999           1998           1997
                                                                   -------------    -----------   -----------
 Revenues:
    Rental income                                                     $1,470,144    $1,470,144    $  924,769
    Interest income                                                            0             0         2,617
    Other income                                                           4,000        13,280         8,638
                                                                      ----------    ----------    ----------
                                                                       1,474,144     1,483,424       936,024
                                                                      ----------    ----------    ----------
Expenses:
 Depreciation                                                            867,720       866,778       795,829
 Management and leasing expenses                                         179,762       186,102       111,576
 Other operating expenses                                                720,594       713,955       841,456
                                                                      ----------    ----------    ----------
                                                                       1,768,076     1,766,835     1,748,861
                                                                      ----------    ----------    ----------
Net loss                                                              $ (293,932)   $ (283,411)   $ (812,837)
                                                                      ==========    ==========    ==========

Occupied percentage                                                          100%          100%          100%
                                                                      ==========    ==========    ==========

Partnership ownership percentage                                             3.3%          3.3%          3.3%
                                                                      ==========    ==========    ==========

Cash distributed to the Fund II-Fund II-OW Joint Venture*             $  385,541    $  405,758    $  124,481
                                                                      ==========    ==========    ==========

Net loss allocated to the Fund II-Fund II-OW Joint Venture*           $ (180,180)   $ (173,731)   $ (509,625)
                                                                      ==========    ==========    ==========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for 1999 and 1998. The lower rental income and management and leasing expenses in 1997 is due primarily to the Atrium vacancy until the Boeing lease began in May 1997. Management and leasing expenses decreased, as compared to 1998, due to an over accrual of fees in 1998. Operating expenses increased in 1999, as compared to 1998, due to an increase in property tax in 1999. Other operating expenses were higher in 1997 due primarily to the vacancy of Lockheed.

The real estate taxes were $175,360 for 1999, $148,006 for 1998, $140,366 for
1997.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

          The Brookwood Grill Property/Fund II-Fund III Joint Venture

                                                                             For the Year Ended December 31
                                                                    ----------------------------------------------
                                                                       1999            1998            1997
                                                                    ----------      ----------      ----------
Revenues:
 Rental income                                                        $224,801      $225,100         $225,106
 Equity in income of joint venture                                      81,669        78,791           27,213
                                                                      --------      --------         --------
                                                                       306,470       303,891          252,319
Expenses:
 Depreciation                                                           54,014        54,012           54,014
 Management and leasing expenses                                        30,096        23,349           28,464
 Other operating expenses                                                 (460)      (24,632)          23,887
                                                                      --------      --------         --------
                                                                        83,650        52,729          106,365
                                                                      --------      --------         --------
Net income                                                            $222,820      $251,162         $145,954
                                                                      ========      ========         ========
Occupied percentage                                                        100%          100%             100%
                                                                      ========      ========         ========

Partnership ownership percentage in the Fund II-Fund III Joint
 Venture                                                                   3.3%          3.3%             3.3%
                                                                      ========      ========         ========
Cash distributed to the Fund II-Fund II-OW Joint Venture*             $253,723      $270,886         $190,653
                                                                      ========      ========         ========
Income allocated to the Fund II-Fund II-OW Joint Venture*             $138,928      $156,599         $ 91,002
                                                                      ========      ========         ========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Although rental income remained relatively stable in 1999, 1998 and 1997 total revenues increased in 1998 and 1999 due to the increase in equity income from Fund II, III, VI, VII Joint Venture, as the Holcomb Bridge Property increased its occupancy rate.

Management and leasing expenses increased in 1999 as compared to 1998 due to an under accrual of management fees in 1998. Other operating expenses decreased in 1998 as compared to 1997 due primarily to a change in the rental agreement of billing water reimbursements to the tenant in 1998. However, these reimbursements were over estimated in 1998 thus 1999 operating expenses increased as compared to 1998.

Real estate taxes were $18,055 for 1999, $16,270 for 1998, $25,771 for 1997, and
$33,494 for 1996.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

       Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture

                                                                            For the Year Ended December 31
                                                                    -------------------------------------------
                                                                       1999             1998          1997
                                                                    ----------       ---------     ------------

Revenues:
 Rental income                                                       $953,952        $872,978       $679,268
 Other income                                                          23,843          36,000              0
                                                                     --------        --------       --------
                                                                      977,795         908,978        679,268
                                                                     --------        --------       --------
Expenses:
 Depreciation                                                         415,165         376,290        325,974
 Management and leasing expenses                                      129,798          97,701         48,962
 Other operating expenses                                              93,534         107,418        195,567
                                                                     --------        --------       --------
                                                                      638,497         581,409        570,503
                                                                     --------        --------       --------
Net income                                                           $339,298        $327,569       $108,765
                                                                     ========        ========       ========

Occupied percentage                                                       100%             94%            94%
                                                                     ========        ========       ========

Partnership ownership percentage in the Fund II, III, VI,
  VII Joint Venture                                                        .8%             .8%            .8%
                                                                     ========        ========       ========

Cash distribution to the Fund II-Fund III Joint Venture*             $182,886        $179,198       $109,242
                                                                     ========        ========       ========

Net income allocated to the Fund II-Fund III Joint Venture*          $ 81,669        $ 78,791       $ 27,213
                                                                     ========        ========       ========

*The Partnership holds a 3.30% ownership in the Fund II-Fund III Joint Venture.


Rental income increased in 1999 as compared to 1998 due primarily to increased tenant occupancy. The lower rental income for 1997 is due to the 94% occupancy starting in late 1997. Depreciation expense increased as occupancy rate increased due to tenant improvements taking place when tenants moved in. Management and leasing expenses increased due primarily to increased management fees that are charged based on rental income. Other operating expenses decreased in 1999 as compared to 1998 due primarily to an over accrual of property tax in 1998. Other operating expenses were higher in 1997 due primarily to the water/sewer reimbursement paid by Fulton County Water which did not begin until 1998.

Real estate taxes were $53,896 for 1999, $52,162 for 1998, and $85,230 for 1997.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

                 Tucker Property/Fund I--Fund II Joint Venture

                                                                            For the Year Ended December 31
                                                                     -------------------------------------------
                                                                        1999             1998           1997
                                                                     -----------       -----------    ----------

Revenues:
 Rental income                                                       $1,373,213     $1,242,332     $1,077,916
 Interest income                                                            447              0          1,159
                                                                     ----------     ----------     ----------
                                                                      1,373,660      1,242,332      1,079,075
                                                                     ----------     ----------     ----------
Expenses:
 Depreciation                                                           491,385        440,099        419,928
 Gain on real estate assets                                                   0              0        (45,943)
 Management and leasing expenses                                        158,270        164,378        122,452
 Other operating expenses                                               498,849        532,985        532,859
                                                                     ----------     ----------    -----------
                                                                      1,148,504      1,137,462      1,029,296
                                                                     ----------     ----------    -----------
Net income                                                           $  225,156     $  104,870    $    49,779
                                                                     ==========     ==========    ===========

Occupied percentage                                                          87%            94%            85%
                                                                     ==========     ==========    ===========

Partnership ownership percentage                                            2.4%           2.4%           2.4%
                                                                     ==========     ==========    ===========

Cash distribution to the Fund II-Fund II-OW Joint Venture*           $  199,737     $  170,937    $   123,264
                                                                     ==========     ==========    ===========

Net income allocated to the Fund II-Fund II-OW Joint Venture*        $  101,117     $   47,097    $    22,356
                                                                     ==========     ==========    ===========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income increased in 1999 compared to 1998 even though occupancy decreased due to increased rental renewal rates and the decrease in occupancy moving slowly downward throughout the year. The increased rental income for 1998 as compared to 1997 was due to increased tenant occupancy at the property. The increase in depreciation expense for 1999 was due to capitalized building repairs. Other operating expenses decreased for 1999 as compared to both 1998 and 1997 due to significant variable expenses for those years. Expenses were higher in 1998 due to sewer and main water line repairs and were higher in 1997 due to HVAC repairs and painting expense.

Real estate taxes were $91,970 in 1999, $93,697 in 1998, and $108,836 in 1997.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

 Cherokee Commons Shopping Center/Fund I, II, II-OW, VI, and VII Joint Venture

                                                                          For the Year Ended December 31
                                                                     ----------------------------------------
                                                                         1999            1998         1997
                                                                     -----------     -----------   ----------

Revenues:
 Rental income                                                       $ 945,222        $ 909,831     $ 880,652
 Interest income                                                            68               84            67
                                                                     ---------        ---------     ---------
                                                                       945,290          909,915       880,719
                                                                     ---------        ---------     ---------
Expenses:
 Depreciation                                                          447,969          444,660       440,882
 Management and leasing expenses                                        94,149           82,517        78,046
 Other operating expenses                                               68,089           84,676       138,294
                                                                     ---------        ---------     ---------
                                                                       610,207          611,853       657,222
                                                                     ---------        ---------     ---------
Net income                                                           $ 335,083        $ 298,062     $ 223,497
                                                                     =========        =========     =========

Occupied percentage                                                         97%              91%           94%

                                                                     =========        =========     =========
Partnership ownership percentage                                           2.9%             2.9%          2.9%
                                                                     =========        =========     =========

Cash distributed to the Fund II-Fund II-OW Joint Venture*            $ 425,382        $ 403,744     $ 331,435
                                                                     =========        =========     =========

Net income allocated to the Fund II-Fund II-OW Joint Venture*        $ 182,825        $ 162,626     $ 121,942
                                                                     =========        =========     =========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income increased from $909,821 in 1998 to $945,222 in 1999 due to an increase in occupancy from 91% in 1998 to 97% in 1999. Rental income increased in 1998 over 1997 due primarily to a one time adjustment made to the straight-line rent schedule in 1997. Management and leasing expenses increased from $82,517 in 1998 to $94,149 in 1999 due to an increase in occupancy and rental renewal rates. Operating expenses of the property decreased to $68,090 in 1999 from $84,676 in 1998 due to increased CAM billings to tenants that were under accrued in 1998 offset by increased expenditures for tenant improvements, HVAC repairs, and a partial demolition of a tenant suite in 1999, and decreased from $138,294 in 1997 to $84,676 in 1998 due to decreased expenditures for tenant improvements, common area expenses and legal fees. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled next year and the difference billed to the tenants. Net income of the property increased to $335,082 in 1999, from $298,062 in 1998 and $223,497 in 1997 due to the reasons discussed above.

Real estate taxes were $87,411 for 1999 and $77,311 for 1998, and $67,259 for 1997.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Liquidity and Capital Resources

During its offering, which terminated on September 7, 1988, the Partnership raised a total of $1,921,600 through the sale of 7,688 units. No additional units will be sold by the Partnership. As of December 31,

1999, the Partnership contributed an aggregate of $1,537,600 in capital contributions to the Fund II -Fund II-OW Joint Venture, after incurring approximately $384,000 in offering costs, commissions and acquisitions and advisory fees.

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

Net cash provided by investing activities increased from $83,846 to $90,167 in 1999, and net cash used in financing activities increased from $83,845 to $87,200 in 1999 due to the increase in distributions from joint ventures as occupancy increased.

The Partnership's cash distribution to Class A Unit holders paid and payable through the fourth quarter of 1999 have been paid from Net Cash from Operations and a Return of Capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 1999.

The Partnership expects to meet liquidity requirements and budget demands
through cash flow from operations.   The Partnership is unaware of any known
demands, commitments, events or capital expenditures other than that which is required for the normal operation of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has recently made the decision to begin selling its properties. At this time, two properties have been identified that will be offered for sale within the next several months. The Partnership's goal is to have all Fund II-OW properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to limited partners in accordance with the Partnership's prospectus. Management estimates that the net realizable value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate.
The success of the partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

Inflation

Real estate has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. There are provisions in the majority of tenant leases executed by the Partnership to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges ("CAM charges"), real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

Year 2000

The Partnership made the transition into the Year 2000 without any information systems, business operations or facilities related system problems. Management believes that there are no other Y2K related issues that may require disclosure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 1999.

                                    PART III

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital, Inc.

Wells Capital, Inc. ("Capital") is a Georgia corporation formed in April 1984. The executive offices of Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Capital.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 56 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 1999:

               (A)                                            (B)                                    (C)
        Name of Individual                        Capacities in Which Served                         Cash
        or Number in Group                           Form of Compensation                         Compensation
------------------------------                --------------------------------               ----------------------
Wells Management Company, Inc.                Property Manager-Management                               $12,033 (1)
                                              And Leasing Fees

Wells Capital, Inc.                           General Partner-Partnership                                     0
                                              Cash Flow Distributions

Leo F. Wells, III                             General Partner-Partnership                                     0
                                              Cash Flow Distributions

     (1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 1999.

                                    (2)                                (3)                             (4)
       (1)                  Name and Address of                Amount and Nature of             Percent of Class
  Title of Class              Beneficial Owner                 Beneficial Ownership
-----------------         ---------------------            ---------------------------       ---------------------
Class A units             Leo F. Wells, III                0 Units (IRA, 401(k) and          Less than 1%
                                                           Profit Sharing)
Class B units             Leo F. Wells, III                0 Units (401(k) and Profit        Less than 1%
                                                           Sharing)

The General Partner did not receive any distribution from cash flows or sale proceeds in 1999.

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership.

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the Limited Partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions. The General Partners received no partnership cash flow or net sale proceeds during 1999.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees are not paid directly by the Partnership but by the joint venture entities which own the properties. The Partnership's share of these fees which were paid to Wells Management Company, Inc. totaled $12,033 for the year ended December 31, 1999.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 1999, no real estate commissions were paid to the General Partners or their affiliates.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-50 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. Financial statement Schedule III

      Information with respect to this item begins on page S-1 of this Annual Report on Form 10-K.

(a)3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the commission during the year of 1999.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)   See (a) 2 above.



           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2000.

                                                   Wells Real Estate Fund II-OW
                                                   (Registrant)



                                                    By:  /s/Leo F. Wells, III
                                                        _______________________
                                                         Leo F. Wells, III
                                                   Individual General Partner
                                                   and as President and Chief
                                                   Financial Officer of Wells
                                                   Capital, Inc., the Corporate
                                                   General Partner


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

             Signature                                Title                                   Date
---------------------------------     ----------------------------------------   --------------------------------




/s/Leo F. Wells, III
__________________________
Leo F. Wells, III                     Individual General Partner, President      March 27, 2000
                                      and Sole Director of Wells Capital,
                                      Inc., the Corporate General Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                         INDEX TO FINANCIAL STATEMENTS

                                      Financial Statements                                             Page
------------------------------------------------------------------------------------------------      ------

Independent Auditors' Report                                                                           F2

Balance Sheets as of December 31, 1999 and 1998                                                        F3

Statements of Income (Loss) for the Years ended December 31, 1999, 1998, and 1997                      F4

Statements of Partners' Capital for the Years Ended December 31, 1999, 1998, and 1997                  F5

Statements of Cash Flows for the Years Ended December 31, 1999, 1998, and 1997                         F6

Notes to Financial Statements for December 31, 1999, 1998, and 1997                                    F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund II-OW:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND II-OW (a Georgia public limited partnership) as of December 31, 1999 and 1998 and the related statements of income (loss), partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II-OW as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III--Real Estate Investments and Accumulated Depreciation as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth herein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 20, 2000

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998


                                    ASSETS

                                                                              1999             1998
                                                                           -----------      -----------
INVESTMENT IN JOINT VENTURE                                                 $1,159,995       $1,235,838

CASH AND CASH EQUIVALENTS                                                        3,865              669

DUE FROM AFFILIATE                                                              25,335           18,870
                                                                           -----------      -----------
       Total assets                                                         $1,189,195       $1,255,377
                                                                           ===========      ===========


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accounts payable                                                           $      264       $      164
 Partnership distributions payable                                              26,536           18,974
                                                                           -----------      -----------
       Total liabilities                                                        26,800           19,138
                                                                           -----------      -----------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
 Limited partners:
   Class A--6,062 units                                                      1,162,395        1,236,239
   Class B--1,626 units                                                              0                0
                                                                           -----------      -----------
         Total partners' capital                                             1,162,395        1,236,239
                                                                           -----------      -----------
         Total liabilities and partners' capital                            $1,189,195       $1,255,377
                                                                           ===========      ===========

     The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                          STATEMENTS OF INCOME (LOSS)

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                       1999         1998          1997
                                                                     --------      -------     ---------
REVENUES:
 Equity in income (loss) of joint venture                             $20,789       $5,190      $(18,610)
 Interest income                                                            0            0             9
 Other income                                                             129            0             0
                                                                     --------      -------     ---------
                                                                       20,918        5,190       (18,601)

EXPENSES                                                                    0            0             0
                                                                     --------      -------     ---------
NET INCOME (LOSS)                                                     $20,918       $5,190      $(18,601)
                                                                     ========      =======     =========

NET INCOME (LOSS) ALLOCATED TO CLASS A LIMITED PARTNERS               $20,918       $5,190      $(18,601)
                                                                     ========      =======     =========

NET INCOME (LOSS) PER CLASS A LIMITED PARTNER UNIT                    $  3.45       $ 0.86      $  (3.07)
                                                                     ========      =======     =========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                    $ 15.63       $13.96      $   6.03
                                                                     ========      =======     =========

       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997




                                                                   Limited Partners                         Total
                                                ----------------------------------------------------
                                                           Class A                     Class B             Partners'
                                                --------------------------     ---------------------
                                                  Units          Amount          Units       Amount         Capital
                                                --------    --------------     --------    ---------     --------------
BALANCE, December 31, 1996                        6,062        $1,370,809        1,626            $0        $1,370,809

 Net loss                                             0           (18,601)           0             0           (18,601)
 Partnership distributions                            0           (36,553)           0             0           (36,553)
                                                --------    --------------     --------    ---------     --------------
BALANCE, December 31, 1997                        6,062         1,315,655        1,626             0         1,315,655

 Net income                                           0             5,190            0             0             5,190
 Partnership distributions                            0           (84,606)           0             0           (84,606)
                                                --------    --------------     --------    ---------     --------------
BALANCE, December 31, 1998                        6,062         1,236,239        1,626             0         1,236,239

 Net income                                           0            20,918            0             0            20,918
 Partnership distributions                            0           (94,762)           0             0           (94,762)
                                                --------    --------------     --------    ---------     --------------
BALANCE, December 31, 1999                        6,062        $1,162,395        1,626            $0        $1,162,395
                                                ========    ==============     ========    =========     ==============



       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                1999            1998           1997
                                                                              ---------       ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                             $ 20,918        $  5,190       $(18,601)
                                                                              ---------       ---------      ---------
 Adjustments to reconcile net income (loss) to net cash provided by
  (used in) operating activities:
     Equity in (income) loss of joint venture                                   (20,789)         (5,190)        18,610
     Changes in accounts payable                                                    100             (73)            (1)
                                                                              ---------       ---------      ---------
         Total adjustments                                                      (20,689)         (5,263)        18,609
                                                                              ---------       ---------      ---------
         Net cash provided by (used in) operating activities                        229             (73)             8
                                                                              ---------       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in joint venture                                                          0               0        (21,744)
 Distributions received from joint venture                                       90,167          83,846         47,319
                                                                              ---------       ---------      ---------
         Net cash provided by investing activities                               90,167          83,846         25,575
                                                                              ---------       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners in excess of accumulated earnings                    (76,671)        (73,220)       (13,888)
 Distributions to partners from accumulated earnings                            (10,529)        (10,625)       (13,028)
                                                                              ---------       ---------      ---------
         Net cash used in financing activities                                  (87,200)        (83,845)       (26,916)
                                                                              ---------       ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              3,196             (72)        (1,333)

CASH AND CASH EQUIVALENTS, beginning of year                                        669             741          2,074
                                                                              ---------       ---------      ---------
CASH AND CASH EQUIVALENTS, end of year                                         $  3,865        $    669       $    741
                                                                              =========       =========      =========

       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

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

     Through its investment in Fund II and II-OW, the Partnership owns interests in the following properties: (i) a retail shopping and commercial office complex located in Tucker, Georgia, Heritage Place at Tucker ("Tucker");
     (ii) a shopping center located in Cherokee County, Georgia, the Cherokee Commons Shopping Center ("Cherokee Commons"); (iii) a four-story office building located in metropolitan Houston, Texas, the Atrium at Nassau Bay ("The Atrium"); (iv) a restaurant located in Fulton County, Georgia, and
     (v) two retail and office buildings in Fulton County, Georgia. Fund II and II-OW joint venture owns 100% of the First Union Property. All remaining properties are owned by Fund II and II-OW through investments in joint ventures with other Wells Real Estate Funds.

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

     The Partnership has recently begun considering selling its properties. Management estimates that the net realizable value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by Fund II and II-OW or its affiliated joint ventures as of December 31, 1999.

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

     Per Unit Data

     Net income (loss) per unit with respect to the Partnership for the years ended December 31, 1999, 1998, and 1997 is computed based on the average number of units outstanding during the period.

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliate at December 31, 1999 and 1998 represents the Partnership's share of cash to be distributed from Fund II and II-OW for the fourth quarters of 1999 and 1998.

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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $12,033, $10,264, and $10,784 for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

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

3.   INVESTMENT IN JOINT VENTURE

     On March 1, 1988, the Partnership entered into a joint venture agreement with Wells Fund II. The joint venture, Fund II and II-OW, was formed for the purpose of investing in commercial real properties. Fund II and II-OW owns the First Union Property directly and has investments in several other joint ventures. The Partnership's ownership percentage interest in Fund II and II-OW was approximately 5% at December 31, 1999 and 1998.

The following is a rollforward of the Partnership's investment in joint venture for the years ended December 31, 1999 and 1998:

                                                                               1999              1998
                                                                            ----------        ----------
     Investment in joint venture, beginning of year                         $1,235,838        $1,315,255
     Equity in income of joint venture                                          20,789             5,190
     Distributions from joint venture                                          (96,632)          (84,607)
                                                                            ----------        ----------
     Investment in joint venture, end of year                               $1,159,995        $1,235,838
                                                                            ==========        ==========

Following are the financial statements for Fund II and II-OW:

                               Fund II and II-OW
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                             1999               1998
                                                                          -----------        -----------
Real estate assets, at cost:
 Land                                                                     $ 1,367,856        $ 1,367,856
 Building and improvements, less accumulated depreciation of
  $2,991,452 in 1999 and $2,623,785 in 1998                                 4,779,666          5,147,333
                                                                          -----------        -----------
       Total real estate assets                                             6,147,522          6,515,189
Investment in joint ventures                                               15,654,420         16,676,111
Cash and cash equivalents                                                     162,241             94,367
Due from affiliates                                                           312,901            267,581
Accounts receivable                                                             2,149             23,184
Prepaid expenses and other assets                                              24,473             42,828
                                                                          -----------        -----------
       Total assets                                                       $22,303,706        $23,619,260
                                                                          ===========        ===========

                       Liabilities and Partners' Capital

Liabilities:
 Partnership distributions payable                                        $   477,122        $   355,370
 Due to affiliates                                                                  0              8,988
                                                                          -----------        -----------
       Total liabilities                                                      477,122            364,358
                                                                          -----------        -----------
Partners' capital:
 Wells Real Estate Fund II                                                 20,666,589         22,019,064
 Wells Real Estate Fund II-OW                                               1,159,995          1,235,838
                                                                          -----------        -----------
       Total partners' capital                                             21,826,584         23,254,902
                                                                          -----------        -----------
       Total liabilities and partners' capital                            $22,303,706        $23,619,260
                                                                          ===========        ===========

                               Fund II and II-OW
                           (A Georgia Joint Venture)
                          Statements of Income (Loss)
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                                    1999        1998       1997
                                                                                                  --------    --------   ---------
Revenues:
 Rental income                                                                                    $717,676    $458,867   $ 458,867
 Equity in income (loss) of joint ventures                                                         242,690     192,591    (274,325)
 Interest income                                                                                       367         481         443
                                                                                                  --------    --------   ---------
                                                                                                   960,733     651,939     184,985
                                                                                                  --------    --------   ---------
Expenses:
 Depreciation                                                                                      367,667     367,667     367,667
 Partnership administration                                                                         88,859      88,632      56,296
 Legal and accounting                                                                               42,899      43,175      49,649
 Management and leasing fees                                                                        61,295      45,887      45,887
 Operating costs                                                                                       366       2,914       6,575
 Computer costs                                                                                      8,148       5,906       9,377
                                                                                                  --------    --------   ---------
                                                                                                   569,234     554,181     535,451
                                                                                                  --------    --------   ---------
Net income (loss)                                                                                 $391,499    $ 97,758   $(350,466)
                                                                                                  ========    ========   =========

Net income (loss) allocated to Wells Real Estate Fund II                                          $370,710    $ 92,568   $(331,856)
                                                                                                  ========    ========   =========
Net income (loss) allocated to Wells Real Estate Fund II-OW                                       $ 20,789    $  5,190   $ (18,610)
                                                                                                  ========    ========   =========

                               Fund II and II-OW
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                         Wells Real           Wells Real           Total
                                                           Estate               Estate            Partners'
                                                           Fund II            Fund II-OW           Capital
                                                         -----------          ----------         -----------
Balance, December 31, 1996                               $24,418,757          $1,370,408         $25,789,165
 Net loss                                                   (331,856)            (18,610)           (350,466)
 Partnership contributions                                   387,751              21,744             409,495
 Partnership distributions                                (1,039,396)            (58,287)         (1,097,683)
                                                         -----------          ----------         -----------
Balance, December 31, 1997                                23,435,256           1,315,255          24,750,511
 Net income                                                   92,568               5,190              97,758
 Partnership distributions                                (1,508,760)            (84,607)         (1,593,367)
                                                         -----------          ----------         -----------
Balance, December 31, 1998                                22,019,064           1,235,838          23,254,902
 Net income                                                  370,710              20,789             391,499
 Partnership distributions                                (1,723,185)            (96,632)         (1,819,817)
                                                         -----------          ----------         -----------
Balance, December 31, 1999                               $20,666,589          $1,159,995         $21,826,584
                                                         ===========          ==========         ===========

                               Fund II and II-OW
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                           1999                1998              1997
                                                                        -----------         -----------        ---------
Cash flows from operating activities:
 Net income (loss)                                                      $   391,499         $    97,758        $(350,466)
                                                                        -----------         -----------        ---------
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Depreciation                                                           367,667             367,667          367,667
     Equity in (income) loss of joint ventures                             (242,690)           (192,591)         274,325
     Changes in assets and liabilities:
       Accounts receivable                                                   21,035              61,023           30,353
       Prepaid expenses and other assets                                     18,355              18,355           18,355
       Due to affiliates                                                     (8,988)              4,427           (1,147)
                                                                        -----------         -----------        ---------
          Total adjustments                                                 155,379             258,881          689,553
                                                                        -----------         -----------        ---------
          Net cash provided by operating activities                         546,878             356,639          339,087
                                                                        -----------         -----------        ---------
Cash flows from investing activities:
 Distributions received from joint ventures                               1,219,061           1,232,367          601,045
 Investment in joint venture                                                      0                   0         (409,495)
                                                                        -----------         -----------        ---------
          Net cash provided by investing activities                       1,219,061           1,232,367          191,550
                                                                        -----------         -----------        ---------
Cash flows from financing activities:
 Contributions received from partners                                             0                   0          409,495
 Distributions to joint venture partners                                 (1,698,065)         (1,579,031)        (891,134)
                                                                        -----------         -----------        ---------
          Net cash used in financing activities                          (1,698,065)         (1,579,031)        (481,639)
                                                                        -----------         -----------        ---------
Net increase in cash and cash equivalents                                    67,874               9,975           48,998
Cash and cash equivalents, beginning of year                                 94,367              84,392           35,394
                                                                        -----------         -----------        ---------
Cash and cash equivalents, end of year                                  $   162,241         $    94,367        $  84,392
                                                                        ===========         ===========        =========

The following is a rollforward of Fund II and II-OW investment in joint venture for the years ended December 31, 1999 and 1998.

                                                                     1999                1998
                                                                  -----------         -----------
     Investment in joint venture, beginning of year               $16,676,111         $17,734,845
     Equity in income of joint venture                                242,690             192,591
     Distributions from joint venture                              (1,264,381)         (1,251,325)
                                                                  -----------         -----------
     Investment in joint venture, end of year                     $15,654,420         $16,676,111
                                                                  ===========         ===========

Fund II and II-OW's investment and percentage ownership in other joint ventures at December 31, 1999 and 1998 are summarized as follows:

                                                              1999                             1998
                                                   -------------------------        -------------------------
                                                     Amount          Percent          Amount          Percent
                                                   -----------       -------        -----------       -------
Fund I and II Tucker                               $ 4,058,192         45%          $ 4,156,811         45%
Fund I, II, II-OW, VI, and VII
 Associates--Cherokee                                4,053,105         54             4,295,663         54
Fund II and III Associates--The Atrium               5,615,740         61             6,181,461         61
Fund II and III Associates-- Brookwood
 Grill                                               1,927,383         62             2,042,176         62
                                                   -----------                      -----------
                                                   $15,654,420                      $16,676,111
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

On August 1, 1995, the Fund I and II Tucker-Cherokee joint venture assigned its ownership in Cherokee Commons to the Fund I, II, II-OW, VI, and VII Associates-- Cherokee joint venture. Upon the assignment of Cherokee Commons, the joint venture was renamed Fund I and II Tucker. Tucker is a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet in Tucker, DeKalb County, Georgia.

In 1996, one of the tenants in Tucker experienced a fire. In 1996, Fund I and II Tucker received an initial insurance settlement of $143,944 for damages to the building. In 1997, an additional $104,895 was received as a final insurance settlement for the fire damages discussed above and storm damages that occurred in 1997. In addition, a loss from the retirement of real estate assets of $58,952 was incurred. The resulting net gain on real estate assets of $45,943 is included in the following statement of income. Additional insurance proceeds of $27,319 related to these damages were received in 1998 and are reflected as a gain on real estate assets in the following statement of income.

Following are the financial statements for Fund I and II Tucker:

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                               1999             1998
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $3,260,887       $3,260,887
 Building and improvements, less accumulated depreciation of
  $3,405,038 in 1999 and $2,913,652 in 1998                                  5,835,882        6,040,015
 Construction in progress                                                            0           26,731
                                                                            ----------       ----------
       Total real estate assets                                              9,096,769        9,327,633
Cash and cash equivalents                                                      123,617           49,380
Accounts receivable                                                            125,772           96,362
Prepaid expenses and other assets                                              115,865          122,181
                                                                            ----------       ----------
       Total assets                                                         $9,462,023       $9,595,556
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                      $   67,797       $   64,964
 Partnership distributions payable                                             165,750           66,558
 Due to affiliates                                                             588,344          548,632
                                                                            ----------       ----------
       Total liabilities                                                       821,891          680,154
                                                                            ----------       ----------
Partners' capital:
 Wells Real Estate Fund I                                                    4,581,940        4,758,591
 Fund II and II-OW                                                           4,058,192        4,156,811
                                                                            ----------       ----------
       Total partners' capital                                               8,640,132        8,915,402
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $9,462,023       $9,595,556
                                                                            ==========       ==========

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                              1999          1998           1997
                                                                                           ----------    ----------     ----------
Revenues:
 Rental income                                                                             $1,373,660    $1,242,332     $1,077,916
 Interest income                                                                                    0             0          1,159
                                                                                           ----------    ----------     ----------
                                                                                            1,373,660     1,242,332      1,079,075
                                                                                           ----------    ----------     ----------
Expenses:
 Operating costs, net of reimbursements                                                       464,001       515,791        496,258
 Depreciation                                                                                 491,386       440,099        419,928
 Management and leasing fees                                                                  158,269       164,378        122,452
 Loss on real estate assets                                                                         0       (27,319)       (45,943)
 Partnership administration                                                                    29,109        32,420         28,665
 Legal and accounting                                                                           5,739        12,093          7,936
                                                                                           ----------    ----------     ----------
                                                                                            1,148,504     1,137,462      1,029,296
                                                                                           ----------    ----------     ----------
Net income                                                                                 $  225,156    $  104,870     $   49,779
                                                                                           ==========    ==========     ==========

Net income allocated to Wells Real Estate Fund I                                           $  124,039    $   57,773     $   27,423
                                                                                           ==========    ==========     ==========
Net income allocated to Fund II and II-OW                                                  $  101,117    $   47,097     $   22,356
                                                                                           ==========    ==========     ==========


                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                           Wells Real      Fund II         Total
                                                                                             Estate          and         Partners'
                                                                                             Fund I         II-OW        Capital
                                                                                           ----------    ----------     ----------
Balance, December 31, 1996                                                                 $5,147,557    $4,381,559     $9,529,116
 Net income                                                                                    27,423        22,356         49,779
 Partnership distributions                                                                   (205,024)     (123,264)      (328,288)
                                                                                           ----------    ----------     ----------
Balance, December 31, 1997                                                                  4,969,956     4,280,651      9,250,607
 Net income                                                                                    57,773        47,097        104,870
 Partnership distributions                                                                   (269,138)     (170,937)      (440,075)
                                                                                           ----------    ----------     ----------
Balance, December 31, 1998                                                                  4,758,591     4,156,811      8,915,402
 Net income                                                                                   124,039       101,117        225,156
 Partnership distributions                                                                   (300,690)     (199,736)      (500,426)
                                                                                           ----------    ----------     ----------
Balance, December 31, 1999                                                                 $4,581,940    $4,058,192     $8,640,132
                                                                                           ==========    ==========     ==========

                             Funds I and II Tucker
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                              1999              1998              1997
                                                                            ---------         ---------         ---------
Cash flows from operating activities:
 Net income                                                                 $ 225,156         $ 104,870         $  49,779
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             491,386           440,099           419,928
     Gain on real estate assets                                                     0           (27,319)          (45,943)
     Changes in assets and liabilities:
       Accounts receivable                                                    (29,410)          (16,647)           (5,244)
       Prepaid expenses and other assets                                        6,316           (17,585)          (54,616)
       Accounts payable and accrued expenses                                    2,833            (9,054)           31,831
       Due to affiliates                                                       39,712            67,404            58,435
                                                                            ---------         ---------         ---------
         Total adjustments                                                    510,837           436,898           404,391
                                                                            ---------         ---------         ---------
         Net cash provided by operating activities                            735,993           541,768           454,170
                                                                            ---------         ---------         ---------
Cash flows from investing activities:
 Investment in real estate                                                   (260,522)         (142,814)         (346,550)
 Insurance proceeds                                                                 0            27,319           104,895
                                                                            ---------         ---------         ---------
         Net cash used in investing activities                               (260,522)         (115,495)         (241,655)
                                                                            ---------         ---------         ---------
Cash flows from financing activities:
 Distributions to joint venture partners                                     (401,234)         (389,577)         (423,108)
                                                                            ---------         ---------         ---------
Net increase (decrease) in cash and cash equivalents                           74,237            36,696          (210,593)
Cash and cash equivalents, beginning of year                                   49,380            12,684           223,277
                                                                            ---------         ---------         ---------
Cash and cash equivalents, end of year                                      $ 123,617         $  49,380         $  12,684
                                                                            =========         =========         =========

Fund I, II, II-OW, VI, and VII Associates--Cherokee

In August 1995, Cherokee Commons was transferred to a new joint venture between Fund I, Fund II and II-OW, Wells Real Estate Fund VI, L.P. ("Fund VI"), and Wells Real Estate Fund VII, L.P. ("Fund VII"). The joint venture, Fund I, II, II-OW, VI, and VII Associates--Cherokee, was formed for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet located in Cherokee County, Georgia. Percentage ownership interests in Fund I, II, II-OW, VI, and VII Associates-- Cherokee were determined at the time of formation based on contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million to the new joint venture in return for a 10.7% ownership interest. Fund I's ownership interest in the Cherokee joint venture changed from 30.6% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69.4% to 54.6%. The $2 million in cash contributed to Cherokee was used to fund an expansion of the property for an existing tenant.

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                               1999             1998
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $1,219,704       $1,219,704
 Building and improvements, less accumulated depreciation of
  $3,165,778 in 1999 and $2,717,809 in 1998                                  6,067,174        6,500,995
                                                                            ----------       ----------
       Total real estate assets                                              7,286,878        7,720,699
Cash and cash equivalents                                                      206,540          222,814
Accounts receivable                                                             27,703           35,517
Prepaid expenses and other assets                                               89,846           90,979
                                                                            ----------       ----------
       Total assets                                                         $7,610,967       $8,070,009
                                                                            ==========       ==========

                                        Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                      $   34,857       $  107,129
 Partnership distributions payable                                             192,184          130,838
 Due to affiliates                                                             122,272          109,267
                                                                            ----------       ----------
       Total liabilities                                                       349,313          347,234
                                                                            ----------       ----------
Partners' capital:
 Wells Real Estate Fund I                                                    1,618,133        1,741,492
 Fund II and II-OW                                                           4,053,105        4,295,663
 Wells Real Estate Fund VI                                                     796,558          844,160
 Wells Real Estate Fund VII                                                    793,858          841,460
                                                                            ----------       ----------
       Total partners' capital                                               7,261,654        7,722,775
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $7,610,967       $8,070,009
                                                                            ==========       ==========

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                                        1999       1998       1997
                                                                                                     ---------   --------   --------
Revenues:
 Rental income                                                                                        $945,222   $909,831   $880,652
 Interest income                                                                                            68         84         67
                                                                                                     ---------   --------   --------
                                                                                                       945,290    909,915    880,719
                                                                                                     ---------   --------   --------
Expenses:
 Depreciation                                                                                          447,969    444,660    440,882
 Operating costs, net of reimbursements                                                                 37,583     35,715     70,017
 Partnership administration                                                                             24,882     22,934     26,260
 Management and leasing fees                                                                            94,149     82,517     78,046
 Legal and accounting                                                                                    5,624      7,363      9,385
 Bad debt expense                                                                                            0     18,664          0
 Loss on real estate assets                                                                                  0          0     32,632
                                                                                                     ---------   --------   --------
                                                                                                       610,207    611,853    657,222
                                                                                                     ---------   --------   --------
Net income                                                                                            $335,083   $298,062   $223,497
                                                                                                     =========   ========   ========

Net income allocated to Wells Real Estate Fund I                                                      $ 80,496   $ 71,604   $ 53,691
                                                                                                     =========   ========   ========

Net income allocated to Fund II and II-OW                                                             $182,825   $162,626   $121,942
                                                                                                     =========   ========   ========

Net income allocated to Wells Real Estate Fund VI                                                     $ 35,881   $ 31,916   $ 23,932
                                                                                                     =========   ========   ========

Net income allocated to Wells Real Estate Fund VII                                                    $ 35,881   $ 31,916   $ 23,932
                                                                                                     =========   ========   ========

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                Wells Real     Fund II    Wells Real   Wells Real      Total
                                                  Estate         and        Estate       Estate      Partners'
                                                  Fund I        II-OW       Fund VI     Fund VII      Capital
                                                ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1996                      $1,970,363   $4,746,274     $932,597     $929,897   $8,579,131
 Net income                                         53,691      121,942       23,932       23,932      223,497
 Partnership distributions                        (160,881)    (331,435)     (65,047)     (65,047)    (622,410)
                                                ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1997                       1,863,173    4,536,781      891,482      888,782    8,180,218
 Net income                                         71,604      162,626       31,916       31,916      298,062
 Partnership distributions                        (193,285)    (403,744)     (79,238)     (79,238)    (755,505)
                                                ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1998                       1,741,492    4,295,663      844,160      841,460    7,722,775
 Net income                                         80,496      182,825       35,881       35,881      335,083
 Partnership distributions                        (203,855)    (425,383)     (83,483)     (83,483)    (796,204)
                                                ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1999                      $1,618,133   $4,053,105     $796,558     $793,858   $7,261,654
                                                ==========   ==========   ==========   ==========   ==========

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                              1999              1998              1997
                                                                            ---------         ---------         ---------
Cash flows from operating activities:
 Net income                                                                 $ 335,083         $ 298,062         $ 223,497
                                                                            ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             447,969           444,660           440,882
     Loss on real estate assets                                                     0                 0            32,632
     Changes in assets and liabilities:
       Accounts receivable                                                      7,814            56,999             1,386
       Prepaid expenses and other assets                                        1,133             8,890           (21,342)
       Accounts payable and accrued expenses                                  (72,272)           70,278            13,721
       Due to affiliates                                                       13,005            15,327            15,565
                                                                            ---------         ---------         ---------
          Total adjustments                                                   397,649           596,154           482,844
                                                                            ---------         ---------         ---------
          Net cash provided by operating activities                           732,732           894,216           706,341
                                                                            ---------         ---------         ---------
Cash flows from investing activities:
 Investment in real estate                                                    (14,148)           (5,771)          (83,424)
                                                                            ---------         ---------         ---------
Cash flows from financing activities:
 Distributions to joint venture partners                                     (734,858)         (818,790)         (541,104)
                                                                            ---------         ---------         ---------
Net (decrease) increase in cash and cash equivalents                          (16,274)           69,655            81,813
Cash and cash equivalents, beginning of year                                  222,814           153,159            71,346
                                                                            ---------         ---------         ---------
Cash and cash equivalents, end of year                                      $ 206,540         $ 222,814         $ 153,159
                                                                            =========         =========         =========

Fund II and III Associates

On April 3, 1989, Fund II and II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P ("Fund III"). The new joint venture, Fund II and III Associates, was formed for the purpose of investing in commercial and industrial real properties. In April 1989, Fund II and III Associates acquired The Atrium. In 1991, Fund II and II-OW contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates. The property is a 5.8-acre tract of land. A restaurant was developed on 1.5 acres of the 880 Property and is currently operating as the Brookwood Grill restaurant ("Fund II and III Associates--Brookwood Grill"). The remaining 4.3 acres of the 880 Property was transferred at cost to the Fund II, III, VI, and VII Associates joint venture during 1995. Fund II and III Associates' investment in this transferred parcel of the 880 Property was $1,406,591 and $1,507,807 at December 31, 1999 and 1998, respectively, which represented a 24% interest for each year.

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

Following are the financial statements for Fund II and III Associates--The
Atrium:

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                               1999             1998
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $1,504,743       $1,504,743
 Building and improvements, less accumulated depreciation of                 7,093,742        7,938,061
                                                                            ----------       ----------
  $6,301,682 in 1999 and $5,433,962 in 1998
       Total real estate assets                                              8,598,485        9,442,804
Cash and cash equivalents                                                       89,170          128,882
Accounts receivable                                                             30,018           18,114
Prepaid expenses and other assets                                              213,143          302,888
                                                                            ----------       ----------
       Total assets                                                         $8,930,816       $9,892,688
                                                                            ==========       ==========


                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                           $    1,801       $    4,587
 Partnership distributions payable                                             101,012          137,224
                                                                            ----------       ----------
       Total liabilities                                                       102,813          141,811
                                                                            ----------       ----------
Partners' capital:
 Fund II and II-OW                                                           5,615,740        6,181,461
 Wells Real Estate Fund III                                                  3,212,263        3,569,416
                                                                            ----------       ----------
       Total partners' capital                                               8,828,003        9,750,877
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $8,930,816       $9,892,688
                                                                            ==========       ==========

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                              Statements of Loss
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                               1999          1998          1997
                                                                                            ----------    ----------    ----------
Revenues:
 Rental income                                                                              $1,470,144    $1,470,144    $  924,769
 Interest income                                                                                     0             0         2,617
 Other income                                                                                    4,000        13,280         8,638
                                                                                            ----------    ----------    ----------
                                                                                             1,474,144     1,483,424       936,024
                                                                                            ----------    ----------    ----------
Expenses:
 Depreciation                                                                                  867,720       866,778       795,829
 Operating costs, net of reimbursements                                                        692,066       699,550       614,932
 Management and leasing fees                                                                   179,762       186,102       111,576
 Partnership administration                                                                     23,278        11,095        27,325
 Legal and accounting                                                                            5,250         3,310        17,408
 Computer costs                                                                                      0             0           107
 Loss on real estate assets                                                                          0             0       181,684
                                                                                            ----------    ----------    ----------
                                                                                             1,768,076     1,766,835     1,748,861
                                                                                            ----------    ----------    ----------
Net loss                                                                                    $ (293,932)   $ (283,411)   $ (812,837)
                                                                                            ==========    ==========    ==========

Net loss allocated to Fund II and II-OW                                                     $ (180,180)   $ (173,731)   $ (509,625)
                                                                                            ==========    ==========    ==========

Net loss allocated to Wells Real Estate Fund III                                            $ (113,752)   $ (109,680)   $ (303,212)
                                                                                            ==========    ==========    ==========

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                             Fund II         Wells Real            Total
                                                               and             Estate            Partners'
                                                              II-OW           Fund III            Capital
                                                           ----------        ----------         -----------
Balance, December 31, 1996                                 $6,985,561        $3,663,946         $10,649,507
 Net loss                                                    (509,625)         (303,212)           (812,837)
 Partnership contributions                                    409,495           659,810           1,069,305
 Partnership distributions                                   (124,481)          (85,283)           (209,764)
                                                           ----------        ----------         -----------
Balance, December 31, 1997                                  6,760,950         3,935,261          10,696,211
 Net loss                                                    (173,731)         (109,680)           (283,411)
 Partnership distributions                                   (405,758)         (256,165)           (661,923)
                                                           ----------        ----------         -----------
Balance, December 31, 1998                                  6,181,461         3,569,416           9,750,877
 Net loss                                                    (180,180)         (113,752)           (293,932)
 Partnership distributions                                   (385,541)         (243,401)           (628,942)
                                                           ----------        ----------         -----------
Balance, December 31, 1999                                 $5,615,740        $3,212,263         $ 8,828,003
                                                           ==========        ==========         ===========

                     Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                            Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                            1999             1998              1997
                                                                         ---------        ---------         ----------
Cash flows from operating activities:
 Net loss                                                                $(293,932)       $(283,411)        $ (812,837)
                                                                         ---------        ---------         ----------
 Adjustments to reconcile net loss to net cash provided by (used
  in) operating activities:
     Depreciation                                                          867,720          866,778            795,829
     Loss on real estate assets                                                  0                0            181,684
     Changes in assets and liabilities:
       Accounts receivable                                                 (11,904)             836            (18,950)
       Prepaid expenses and other assets                                    89,745           89,745           (357,417)
       Accounts payable                                                     (2,786)        (146,779)           (37,394)
       Due to affiliates                                                         0           (3,829)             3,829
                                                                         ---------        ---------         ----------
         Total adjustments                                                 942,775          806,751            567,581
                                                                         ---------        ---------         ----------
         Net cash provided by (used in) operating activities               648,843          523,340           (245,256)
                                                                         ---------        ---------         ----------
Cash flows from investing activities:
 Investment in real estate assets                                          (23,401)               0           (932,156)
                                                                         ---------        ---------         ----------
Cash flows from financing activities:
 Contributions from joint venture partners                                       0                0          1,069,305
 Distributions to joint venture partners                                  (665,154)        (675,743)           (58,720)
                                                                         ---------        ---------         ----------
         Net cash (used in) provided by financing activities              (665,154)        (675,743)         1,010,585
                                                                         ---------        ---------         ----------
Net decrease in cash and cash equivalents                                  (39,712)        (152,403)          (166,827)
Cash and cash equivalents, beginning of year                               128,882          281,285            448,112
                                                                         ---------        ---------         ----------
Cash and cash equivalents, end of year                                   $  89,170        $ 128,882         $  281,285
                                                                         =========        =========         ==========

Following are the financial statements for Fund II and III Associates--Brookwood
Grill:

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 1999 and 1998

                                     Assets

                                                                               1999             1998
                                                                            ----------       ----------
Real estate assets, at cost:
 Land                                                                       $  745,223       $  745,223
 Building and improvements, less accumulated depreciation of
  $383,745 in 1999 and $329,731 in 1998                                        889,068          943,082
                                                                            ----------       ----------
       Total real estate assets                                              1,634,291        1,688,305
Investment in joint venture                                                  1,406,591        1,507,807
Cash and cash equivalents                                                       65,627           73,956
Due from affiliate                                                              60,193           50,479
Accounts receivable                                                             41,060           67,018
Prepaid expenses and other assets                                               11,912           17,480
                                                                            ----------       ----------
       Total assets                                                         $3,219,674       $3,405,045
                                                                            ==========       ==========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable                                                           $        0       $    1,200
 Due to affiliate                                                                2,405            3,894
 Partnership distributions payable                                             126,201          124,772
                                                                            ----------       ----------
       Total liabilities                                                       128,606          129,866
                                                                            ----------       ----------
Partners' capital:
 Fund II and II-OW                                                            1,927,383       2,042,176
 Wells Real Estate Fund III                                                   1,163,685       1,233,003
                                                                            -----------      ----------
       Total partners' capital                                                3,091,068       3,275,179
                                                                            -----------      ----------
       Total liabilities and partners' capital                              $ 3,219,674      $3,405,045
                                                                            ===========      ==========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                          1999        1998        1997
                                                                        --------    --------    --------
Revenues:
 Rental income                                                          $224,801    $225,100    $225,106
 Equity in income of joint venture                                        81,669      78,791      27,213
                                                                        --------    --------    --------
                                                                         306,470     303,891     252,319
                                                                        --------    --------    --------
Expenses:
 Operating costs, net of reimbursements                                  (11,565)    (31,540)     15,233
 Depreciation                                                             54,014      54,014      54,014
 Management and leasing fees                                              30,096      23,348      28,464
 Partnership administration                                                5,853       3,708       3,875
 Legal and accounting                                                      5,252       3,200       4,672
 Computer costs                                                                0           0         107
                                                                        --------    --------    --------
                                                                          83,650      52,730     106,365
                                                                        --------    --------    --------
Net income                                                              $222,820    $251,161    $145,954
                                                                        ========    ========    ========

Net income allocated to Fund II and II-OW                               $138,928    $156,599    $ 91,002
                                                                        ========    ========    ========

Net income allocated to Wells Real Estate Fund III                      $ 83,892    $ 94,562    $ 54,952
                                                                        ========    ========    ========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                 Fund II          Wells Real          Total
                                                                   and              Estate          Partners'
                                                                  II-OW            Fund III          Capital
                                                               -----------       -----------        ----------
Balance, December 31, 1996                                      $2,256,114        $1,362,190        $3,618,304
 Net income                                                         91,002            54,952           145,954
 Partnership distributions                                        (190,653)         (115,125)         (305,778)
                                                               -----------       -----------        ----------
Balance, December 31, 1997                                       2,156,463         1,302,017         3,458,480
 Net income                                                        156,599            94,562           251,161
 Partnership distributions                                        (270,886)         (163,576)         (434,462)
                                                               -----------       -----------        ----------

Balance, December 31, 1998                                       2,042,176         1,233,003         3,275,179
 Net income                                                        138,928            83,892           222,820
 Partnership distributions                                        (253,721)         (153,210)         (406,931)
                                                               -----------       -----------        ----------
Balance, December 31, 1999                                      $1,927,383        $1,163,685        $3,091,068
                                                               ===========       ===========        ==========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                              1999              1998              1997
                                                                           ----------        ----------        ----------
Cash flows from operating activities:
 Net income                                                                 $ 222,820         $ 251,161         $ 145,954
                                                                           ----------        ----------        ----------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                              54,014            54,014            54,014
     Equity in income of joint venture                                        (81,669)          (78,791)          (27,213)
     Changes in assets and liabilities:
       Accounts receivable                                                     25,958            22,739            24,229
       Prepaid expenses and other assets                                        5,568             5,568             5,568
       Accounts payable                                                        (1,200)           (2,679)          (16,161)
       Due to affiliates                                                       (1,489)           (1,487)           (1,163)
                                                                           ----------        ----------        ----------
         Total adjustments                                                      1,182              (636)           39,274
                                                                           ----------        ----------        ----------
         Net cash provided by operating activities                            224,002           250,525           185,228
                                                                           ----------        ----------        ----------
Cash flows from investing activities:
 Distributions received from joint venture                                    173,171           160,812            89,622
                                                                           ----------        ----------        ----------
Cash flows from financing activities:
 Distributions to joint venture partners                                     (405,502)         (391,702)         (229,631)
                                                                           ----------        ----------        ----------
Net (decrease) increase in cash and cash equivalents                           (8,329)           19,635            45,219
Cash and cash equivalents, beginning of year                                   73,956            54,321             9,102
                                                                           ----------        ----------        ----------
Cash and cash equivalents, end of year                                      $  65,627         $  73,956         $  54,321
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

The following are the financial statements for Fund II, III, VI, and VII
Associates:

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 1999 and 1998

                                    Assets

                                                                              1999             1998
                                                                           -----------      -----------
Real estate assets, at cost:
 Land                                                                       $1,325,242       $1,325,242
 Building and improvements, less accumulated depreciation of
  $1,299,227 in 1999 and $884,062 in 1998                                    4,418,932        4,773,062
 Construction in progress                                                            0           41,263
                                                                           -----------      -----------
       Total real estate assets                                              5,744,174        6,139,567
Cash and cash equivalents                                                      189,404          308,788
Accounts receivable                                                            162,464          111,460
Prepaid expenses and other assets                                              213,443          233,965
                                                                           -----------      -----------
       Total assets                                                         $6,309,485       $6,793,780
                                                                           ===========      ===========

                       Liabilities and Partners' Capital

Liabilities:
 Accounts payable and accrued expenses                                      $   87,926       $  192,072
 Partnership distributions payable                                             250,075          209,716
                                                                           -----------      -----------
                                                                               338,001          401,788
                                                                           -----------      -----------
Partners' capital:
 Fund II and III Associates                                                  1,406,591        1,507,807
 Wells Real Estate Fund VI                                                   1,569,430        1,682,380
 Wells Real Estate Fund VII                                                  2,995,463        3,201,805
                                                                           -----------      -----------
       Total partners' capital                                               5,971,484        6,391,992
                                                                           -----------      -----------
       Total liabilities and partners' capital                              $6,309,485       $6,793,780
                                                                           ===========      ===========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 1999, 1998, and 1997

                                                             1999       1998       1997
                                                          ---------  ---------  ---------
Revenues:

 Rental income                                             $953,952   $872,978   $679,268
 Other income                                                23,843     36,000          0
                                                          ---------  ---------  ---------
                                                            977,795    908,978    679,268
                                                          ---------  ---------  ---------
Expenses:
 Depreciation                                               415,165    376,290    325,974
 Operating costs, net of reimbursements                      68,691     85,983    122,261
 Management and leasing fees                                129,798     97,701     99,834
 Legal and accounting                                         4,952      6,509      4,885
 Partnership administration                                  19,891     14,926     17,321
 Computer costs                                                   0          0        228
                                                          ---------  ---------  ---------
                                                            638,497    581,409    570,503
                                                          ---------  ---------  ---------
Net income                                                 $339,298   $327,569   $108,765
                                                          =========  =========  =========

Net income allocated to Fund II and III Associates         $ 81,669   $ 78,791   $ 27,213
                                                          =========  =========  =========

Net income allocated to Wells Real Estate Fund VI          $ 91,135   $ 87,914   $ 28,409
                                                          =========  =========  =========

Net income allocated to Wells Real Estate Fund VII         $166,494   $160,864   $ 53,143
                                                          =========  =========  =========

                      Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 1999, 1998, and 1997

                                          Fund II             Wells           Wells Real            Total
                                          and III          Real Estate          Estate             Partners'
                                        Associates           Fund VI           Fund VII            Capital
                                       ------------        -----------        -----------         ----------
Balance, December 31, 1996               $1,690,244         $1,759,947         $3,292,551         $6,742,742
 Partnership contributions                        0            116,675            121,576            238,251
 Partnership distributions                 (109,242)          (115,220)          (214,414)          (438,876)
 Net income                                  27,213             28,409             53,143            108,765
                                       ------------        -----------        -----------         ----------
Balance, December 31, 1997                1,608,215          1,789,811          3,252,856          6,650,882
 Partnership contributions                        0              4,600            154,049            158,649
 Partnership distributions                 (179,199)          (199,945)          (365,964)          (745,108)
 Net income                                  78,791             87,914            160,864            327,569
                                       ------------        -----------        -----------         ----------
Balance, December 31, 1998                1,507,807          1,682,380          3,201,805          6,391,992
 Partnership distributions                 (182,885)          (204,085)          (372,836)          (759,806)
 Net income                                  81,669             91,135            166,494            339,298
                                       ------------        -----------        -----------         ----------
Balance, December 31, 1999               $1,406,591         $1,569,430         $2,995,463         $5,971,484
                                       ============        ===========        ===========         ==========

                      Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 1999, 1998, and 1997

                                                                                              1999          1998          1997
                                                                                           ----------    ----------    ----------
Cash flows from operating activities:
 Net income                                                                                 $ 339,298     $ 327,569     $ 108,765
                                                                                           ----------    ----------    ----------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                             415,165       376,290       325,974
     Changes in assets and liabilities:
       Accounts receivable                                                                    (51,004)      (56,936)       12,810
       Prepaid expenses and other assets                                                       20,522        35,603      (123,748)
       Accounts payable and accrued expenses                                                 (104,146)       21,296       (34,194)
                                                                                           ----------    ----------    ----------
         Total adjustments                                                                    280,537       376,253       180,842
                                                                                           ----------    ----------    ----------
         Net cash provided by operating activities                                            619,835       703,822       289,607
                                                                                           ----------    ----------    ----------
Cash flows from investing activities:
 Investment in real estate                                                                    (19,772)     (102,122)     (620,059)
                                                                                           ----------    ----------    ----------
Cash flows from financing activities:
 Contributions from joint venture partners                                                          0       154,996       230,699
 Distributions to joint venture partners                                                     (719,447)     (667,299)     (356,559)
                                                                                           ----------    ----------    ----------
         Net cash used in financing activities                                               (719,447)     (512,303)     (125,860)
                                                                                           ----------    ----------    ----------
Net (decrease) increase in cash and cash equivalents                                         (119,384)       89,397      (456,312)
Cash and cash equivalents, beginning of year                                                  308,788       219,391       675,703
                                                                                           ----------    ----------    ----------
Cash and cash equivalents, end of year                                                      $ 189,404     $ 308,788     $ 219,391
                                                                                           ==========    ==========    ==========

Supplemental disclosure of noncash activities:
 Deferred project costs contributed to joint venture                                        $       0     $   3,653     $   7,552
                                                                                           ==========    ==========    ==========

 4.  INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 1999, 1998, and 1997 is calculated as follows:

                                                                                      1999           1998           1997
                                                                                    --------        --------     ---------
Financial statement net income (loss)                                                $20,918         $ 5,190      $(18,601)
Increase (decrease) in net income (loss) resulting from:
   Depreciation expense for financial reporting purposes in
    excess of amounts for income tax purposes                                         35,061          35,189        32,988
   Expenses deductible when paid for income tax purposes,
    accrued for financial reporting purposes                                           1,149           1,713         1,552
   Rental income recognized for income tax purposes (less
    than) in excess of amounts for financial reporting purposes                         (349)          1,485           457
 Loss on retirement for income tax purposes                                                0               0          (775)
 Involuntary conversion for income tax purposes                                            0               0          (760)
 Meals and entertainment                                                                  52               5            46
                                                                                    --------        --------     ---------
Income tax basis net income                                                          $56,831         $43,582      $ 14,907
                                                                                    ========        ========     =========

The Partnership's income tax partners' capital at December 31, 1999, 1998, and 1997 computed as follows:

                                                                                1999              1998              1997
                                                                             -----------       -----------       -----------
Financial statement partners' capital                                         $1,162,395        $1,236,239        $1,315,655
Increase (decrease) in partners' capital resulting from:
   Depreciation expense for financial reporting purposes
    in excess of amounts for income tax purposes                                 137,407           102,346            67,157
   Joint venture change in ownership                                              (1,427)           (1,427)           (1,427)
   Accumulated expenses deductible when paid for income
    tax purposes, accrued for financial reporting purposes                        30,744            29,595            27,882
   Accumulated rental income accrued for financial reporting
    in excess of amounts for income tax purposes                                  (6,429)           (6,080)           (7,565)
   Partnership distributions payable                                              26,536            18,974            18,213
   Other                                                                          (3,133)           (3,184)           (3,189)
                                                                             -----------       -----------       -----------
Income tax basis partners' capital                                            $1,346,093        $1,376,463        $1,416,726
                                                                             ===========       ===========       ===========

 5.  RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interest in the joint venture under noncancelable operating leases at December 31, 1999 is as follows:

            Year ending December 31:
                2000                             $165,180
                2001                              124,988
                2002                               59,079
                2003                               29,451
                2004                               26,659
            Thereafter                            117,959
                                                ----------
                                                 $523,316
                                                ==========

     Three tenants contributed approximately 30%, 23%, and 11% of rental income. In addition, four tenants will contribute approximately 38%, 23%, 14%, and 11% of future minimum rental income.

     The future minimum rental income due Fund II and II-OW for the First Union Property under noncancelable operating leases at December 31, 1999 is as follows:

            Year ending December 31:
                2000                           $  844,071
                2001                              281,357
                                              ------------
                                               $1,125,428
                                              ============

     One tenant at the First Union Property contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 1999 is as follows:

            Year ending December 31:
                2000                           $1,119,619
                2001                              810,590
                2002                              531,737
                2003                              293,464
                2004                               95,633
            Thereafter                            101,200
                                              ------------
                                               $2,952,243
                                              ============

     One tenant contributed 10% of rental income for the year ended December 31, 1999 and will contribute approximately 15% of future minimum rental income.

     The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 1999 is as follows:

               Year ending December 31:
                2000                               $  914,317
                2001                                  828,960
                2002                                  762,564
                2003                                  692,708
                2004                                  771,053
               Thereafter                           3,847,339
                                                  ------------
                                                   $7,816,941
                                                  ============

     One tenant contributed approximately 62% of rental income for the year ended December 31, 1999 and will contribute approximately 85% of future minimum rental income.

     The future minimum rental income due Fund II and III Associates--The Atrium under noncancelable operating leases at December 31, 1999 is as follows:

               Year ending December 31:
                2000                               $1,476,960
                2001                                1,488,000
                2002                                  550,721
                                                  ------------
                                                   $3,515,681
                                                  ============

     One tenant at The Atrium contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 1999 is as follows:

               Year ending December 31:
                2000                                 $249,550
                2001                                  249,550
                2002                                   25,995
                                                    ----------
                                                     $525,095
                                                    ==========

     One tenant contributed 100% of rental income for the year ended December 31, 1999 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 1999 is as follows:

               Year ending December 31:
                2000                               $  901,595
                2001                                  847,296
                2002                                  469,628
                2003                                  197,540
                2004                                  175,331
               Thereafter                             149,157
                                                  ------------
                                                   $2,740,547
                                                  ============

     Three tenants contributed approximately 13%, 13%, and 11% of rental income for the year ended December 31, 1999. In addition, four tenants will contribute approximately 29%, 14%, 14%, and 11% of future minimum rental income.

 6.  QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 1999 and 1998:

                                                                           1999 Quarters Ended
                                                      ------------------------------------------------------------------
                                                         March 31       June 30        September 30        December 31
                                                      -------------    ---------     ---------------     ---------------
Revenues                                                   $3,551       $4,037              $8,376             $4,954
Net income                                                  3,551        4,037               8,376              4,954
Net income allocated to Class A limited partners            3,551        4,037               8,376              4,954
Net income per weighted average Class A limited
 partner unit outstanding                                  $ 0.59       $ 0.66              $ 1.38             $ 0.82
Cash distribution per weighted average Class A
 limited partner unit outstanding                            3.73         3.45                4.07               4.38

                                                                           1998 Quarters Ended
                                                      ------------------------------------------------------------------
                                                         March 31       June 30       September 30        December 31
                                                      -------------    ---------     ---------------     ---------------
Revenues                                                   $2,510       $2,738              $2,215            $(2,273)
Net income                                                  2,510        2,738               2,215             (2,273)
Net income allocated to Class A limited partners            2,510        2,738               2,215             (2,273)
Net income per weighted average Class A limited
 partner unit                                              $ 0.41       $ 0.46              $ 0.36            $ (0.37)
Cash distribution per weighted average Class A
 limited partner unit                                        3.54         3.73                3.57               3.12

 7.  COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against the Partnership or the Company. In the normal course of business, the Partnership or the Company may become subject to such litigation or claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund II,
Wells Real Estate Fund II-OW, and
Wells Real Estate Fund III, L.P.:

We have audited the accompanying balance sheets of THE ATRIUM BUILDING as of December 31, 1999 and 1998 and the related statements of loss, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Atrium Building as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



Atlanta, Georgia
January 20, 2000

                              THE ATRIUM BUILDING


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998


                                    ASSETS

                                                                              1999              1998
                                                                            ----------       ----------
REAL ESTATE ASSETS:
 Land                                                                       $1,504,743       $1,504,743
 Building and improvements, less accumulated depreciation of
  $6,301,681 in 1999 and $5,433,962 in 1998                                  7,070,342        7,938,061
 Construction in progress                                                       23,400                0
                                                                            ----------       ----------
       Total real estate assets                                              8,598,485        9,442,804

CASH AND CASH EQUIVALENTS                                                       89,170          128,882

ACCOUNTS RECEIVABLE                                                             30,018           18,114

PREPAID AND OTHER ASSETS                                                       213,143          302,888
                                                                            ----------       ----------
       Total assets                                                         $8,930,816       $9,892,688
                                                                            ==========       ==========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Distributions payable to partners                                          $  101,012       $  137,224
 Accounts payable                                                                1,801            4,587
                                                                            ----------       ----------
       Total liabilities                                                       102,813          141,811
                                                                            ----------       ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
 Wells Real Estate Fund II                                                   5,162,262        5,697,944
 Wells Real Estate Fund II-OW                                                  453,477          483,517
 Wells Real Estate Fund III, L.P.                                            3,212,264        3,569,416
                                                                            ----------       ----------
       Total partners' capital                                               8,828,003        9,750,877
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $8,930,816       $9,892,688
                                                                            ----------       ----------

     The accompanying notes are an integral part of these balance sheets.

                              THE ATRIUM BUILDING


                              STATEMENTS OF LOSS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997



                                                               1999              1998              1997
                                                            ----------        ----------        ----------
REVENUES:
 Rental income                                              $1,470,144        $1,470,144        $  924,769
                                                            ----------        ----------        ----------
EXPENSES:
 Depreciation                                                  867,719           866,778           795,829
 Operating costs, net of reimbursements                        801,090           697,365           812,686
 Management and leasing fees                                    90,018           186,102           111,576
 Legal and accounting                                            5,250             3,310            17,408
 Computer costs                                                      0                 0               107
                                                            ----------        ----------        ----------
                                                             1,764,077         1,753,555         1,737,606
                                                            ----------        ----------        ----------
NET LOSS                                                    $ (293,933)       $ (283,411)       $ (812,837)
                                                            ==========        ==========        ==========

NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND II             $ (170,613)       $ (164,506)       $ (482,564)
                                                            ==========        ==========        ==========

NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND II-OW          $   (9,568)       $   (9,225)       $  (27,061)
                                                            ==========        ==========        ==========

NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND III, L.P.      $ (113,752)       $ (109,680)       $ (303,212)
                                                            ==========        ==========        ==========

       The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                                                                           Wells Real
                                                    Wells Real         Wells Real            Estate             Total
                                                      Estate             Estate             Fund III,          Partners'
                                                      Fund II          Fund II-OW             L.P.              Capital
                                                    -----------        ----------          ----------         -----------
BALANCE, December 31, 1996                          $ 6,459,347        $  526,214          $3,663,945         $10,649,506

 Net loss                                              (482,564)          (27,061)           (303,212)           (812,837)
 Contributions                                          387,750            21,745             659,810           1,069,305
 Distributions                                         (117,871)           (6,610)            (85,283)           (209,764)
                                                    -----------        ----------          ----------         -----------
BALANCE, December 31, 1997                            6,246,662           514,288           3,935,260          10,696,210

 Net loss                                              (164,506)           (9,225)           (109,680)           (283,411)
 Distributions                                         (384,212)          (21,546)           (256,164)           (661,922)
                                                    -----------        ----------          ----------         -----------
BALANCE, December 31, 1998                            5,697,944           483,517           3,569,416           9,750,877

 Net loss                                              (170,613)           (9,568)           (113,752)           (293,933)
 Distributions                                         (365,069)          (20,472)           (243,400)           (628,941)
                                                    -----------        ----------          ----------         -----------
BALANCE, December 31, 1999                          $ 5,162,262        $  453,477          $3,212,264         $ 8,828,003
                                                    ===========        ==========          ==========         ===========

       The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                                                        1999              1998                1997
                                                                      ---------         ---------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $(293,933)        $(283,411)         $ (812,837)
                                                                      ---------         ---------          ----------
 Adjustments to reconcile net loss to net cash provided by
  operating activities:
     Depreciation                                                       867,719           866,778             795,829
     Loss on real estate assets                                               0                 0             181,684
     Changes in assets and liabilities:
       Accounts receivable                                              (11,904)              836             (18,950)
       Prepaid expenses and other assets                                 89,745            89,745            (357,417)
       Accounts payable                                                  (2,786)         (146,779)            (37,394)
       Due to affiliates                                                      0            (3,829)              3,829
                                                                      ---------         ---------          ----------
         Total adjustments                                              942,774           806,751             567,581
                                                                      ---------         ---------          ----------
         Net cash provided by (used in) operating activities            648,841           523,340            (245,256)
                                                                      ---------         ---------          ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment in real estate assets                                       (23,400)                0            (932,156)
                                                                      ---------         ---------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Contributions from partners                                                  0                 0           1,069,305
                                                                      ---------         ---------          ----------
 Distributions paid to partners                                        (665,153)         (675,743)            (58,720)
                                                                      ---------         ---------          ----------
         Net cash (used in) provided by financing activities           (665,153)         (675,743)          1,010,585
                                                                      ---------         ---------          ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (39,712)         (152,403)           (166,827)

CASH AND CASH EQUIVALENTS, beginning of year                            128,882           281,285             448,112
                                                                      ---------         ---------          ----------
CASH AND CASH EQUIVALENTS, end of year                                $  89,170         $ 128,882          $  281,285
                                                                      =========         =========          ==========


       The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Atrium Building ("Atrium") is a four-story office building located in Houston, Harris County, Texas. The building is owned by Fund II and III Associates, a joint venture between Wells Real Estate Fund II ("Fund II"), Wells Real Estate Fund II-OW ("Fund II-OW"), and Wells Real Estate Fund III, L.P. ("Fund III). Fund II owns 59% of Atrium, Fund II-OW owns 3% of Atrium, and Fund III owns 38% of Atrium at December 31, 1999. Allocation of net loss and distributions are made in accordance with ownership percentages.

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

     Income Taxes

     Atrium is not deemed to be a taxable entity for federal income tax purposes.

     Real Estate Assets

     Real estate assets are stated at cost, less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Atrium as of December 31, 1999.

     Depreciation is calculated using the straight-line method over 25 years.

     Revenue Recognition

     The lease on Atrium is classified as an operating lease, and the related rental income is recognized on a straight-line basis over the term of the lease.

     Deferred Lease Acquisition Costs

     Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases.

     Cash and Cash Equivalents

     For the purposes of the statements of cash flows, Atrium considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

2.   RENTAL INCOME

     The future minimum rental income due to Atrium under noncancelable operating leases at December 31, 1999 is as follows:

          Year ending December 31:
               2000                                         $1,476,960
               2001                                          1,408,000
               2002                                            550,722
                                                            ----------
                                                            $3,435,682
                                                            ==========

     One tenant contributed 100% of rental income for the year ended December 31, 1999 and represents 100% of the future minimum rental income above.

3.   RELATED-PARTY TRANSACTIONS

     Fund II and II-OW and Fund III entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund II and II-OW and Fund III. In consideration for supervising the management of Atrium, Fund II and II-OW and Fund III will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     Atrium incurred management and leasing fees of $90,018, $186,102, and $111,576 for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

4.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Atrium or its partners. In the normal course of business, Atrium or its partners may become subject to such litigation or claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund II
and Wells Real Estate Fund II-OW:

We have audited the accompanying balance sheets of THE FIRST UNION PROPERTY as of December 31, 1999 and 1998 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the property's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The First Union Property as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.



Atlanta, Georgia
January 20, 2000

                           THE FIRST UNION PROPERTY


                                BALANCE SHEETS

                          DECEMBER 31, 1999 AND 1998


                                    ASSETS

                                                                               1999             1998
                                                                            ----------       ----------
REAL ESTATE ASSETS:
 Land                                                                       $1,367,856       $1,367,856
 Building and improvements, less accumulated depreciation of
  $2,991,452 in 1999 and $2,623,785 in 1998                                  4,779,666        5,147,333
                                                                            ----------       ----------
       Total real estate assets                                              6,147,522        6,515,189

CASH AND CASH EQUIVALENTS                                                      193,979          116,860

ACCOUNTS RECEIVABLE                                                              2,149           23,184

PREPAID EXPENSES AND OTHER ASSETS                                               24,473           42,828
                                                                            ----------       ----------
       Total assets                                                         $6,368,123       $6,698,061
                                                                            ==========       ==========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Distributions payable to partners                                          $  196,127       $  118,125
 Due to affiliate                                                                    0            1,315
                                                                            ----------       ----------
       Total liabilities                                                       196,127          119,440
                                                                            ----------       ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
 Wells Real Estate Fund II                                                   5,859,102        6,244,136
 Wells Real Estate Fund II-OW                                                  312,894          334,485
                                                                            ----------       ----------
       Total partners' capital                                               6,171,996        6,578,621
                                                                            ----------       ----------
       Total liabilities and partners' capital                              $6,368,123       $6,698,061
                                                                            ==========       ==========

     The accompanying notes are an integral part of these balance sheets.

                           THE FIRST UNION PROPERTY


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997




                                                                   1999            1998            1997
                                                                 ---------       ---------       ---------
REVENUES:
 Rental income                                                    $717,676        $458,867        $458,867
                                                                 ---------       ---------       ---------
EXPENSES:
 Depreciation                                                      367,667         367,667         367,667
 Legal and accounting                                                3,375           4,050           5,600
 Management and leasing fees                                        61,295          45,887          45,887
 Operating costs                                                    13,797          10,878           6,574
 Computer costs                                                        625               0             107
                                                                 ---------       ---------       ---------
                                                                   446,759         428,482         425,835
                                                                 ---------       ---------       ---------
NET INCOME                                                        $270,917        $ 30,385        $ 33,032
                                                                 =========       =========       =========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II                 $256,531        $ 28,772        $ 31,278
                                                                 =========       =========       =========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II-OW              $ 14,386        $  1,613        $  1,754
                                                                 =========       =========       =========



       The accompanying notes are an integral part of these statements.

                           THE FIRST UNION PROPERTY


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997




                                                          Wells Real         Wells Real            Total
                                                            Estate             Estate            Partners'
                                                           Fund II           Fund II-OW           Capital
                                                         -----------        -------------       -----------
BALANCE, December 31, 1996                                $7,040,352             $379,136        $7,419,488

 Net income                                                   31,278                1,754            33,032
 Distributions                                              (413,817)             (23,206)         (437,023)
                                                         -----------        -------------       -----------
BALANCE, December 31, 1997                                 6,657,813              357,684         7,015,497

 Net income                                                   28,772                1,613            30,385
 Distributions                                              (442,449)             (24,812)         (467,261)
                                                         -----------        -------------       -----------
BALANCE, December 31, 1998                                 6,244,136              334,485         6,578,621

 Net income                                                  256,531               14,386           270,917
 Distributions                                              (641,565)             (35,977)         (677,542)
                                                         -----------        -------------       -----------
BALANCE, December 31, 1999                                $5,859,102             $312,894        $6,171,996
                                                         ===========        =============       ===========



        The accompanying notes are an integral part of these statements.

                           THE FIRST UNION PROPERTY


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997




                                                                              1999              1998              1997
                                                                           ----------        ----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                 $ 270,917         $  30,385         $  33,032
                                                                           ----------        ----------        ----------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                             367,667           367,667           367,667
     Changes in assets and liabilities:
       Accounts receivable                                                     21,035            61,024            30,352
       Prepaid expenses and other assets                                       18,355            18,355            18,355
       Due to affiliate                                                        (1,315)           (3,246)           (1,147)
                                                                           ----------        ----------        ----------
         Total adjustments                                                    405,742           443,800           415,227
                                                                           ----------        ----------        ----------
         Net cash provided by operating activities                            676,659           474,185           448,259

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions paid to partners                                              (599,540)         (460,563)         (433,059)
                                                                           ----------        ----------        ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                      77,119            13,622            15,200

CASH AND CASH EQUIVALENTS, beginning of year                                  116,860           103,238            88,038
                                                                           ----------        ----------        ----------
CASH AND CASH EQUIVALENTS, end of year                                      $ 193,979         $ 116,860         $ 103,238
                                                                           ==========        ==========        ==========



       The accompanying notes are an integral part of these statements.

                           THE FIRST UNION PROPERTY



                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 1999, 1998, AND 1997

 1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The First Union Property ("First Union") is a two-story office building located in Charlotte, North Carolina. The property is owned by Fund II and Fund II-OW, a joint venture between Wells Real Estate Fund II ("Fund II") and Wells Real Estate Fund II-OW ("Fund II-OW"). Fund II owns 95% of Fund II and Fund II-OW and Fund II-OW owns 5% of Fund II and Fund II-OW at December 31, 1999 and 1998. Allocation of net income and distributions are made in accordance with ownership percentages.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of First Union as of December 31, 1999.

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

 2.  RENTAL INCOME

     The future minimum rental income due to First Union under noncancelable operating leases at December 31, 1999 is as follows:

                  Year ended December 31:
                     2000                              $  844,071
                     2001                                 281,357
                                                     --------------
                                                       $1,125,428
                                                     ==============

     One tenant at First Union contributed 100% of rental income for the year ended December 31, 1999 and represents 100% of the future minimum rental income above.

 3.  RELATED-PARTY TRANSACTIONS

     Fund II and Fund II-OW entered into a property management agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of Fund II and Fund II-OW. In consideration for supervising the management of First Union, Fund II and Fund II-OW will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     First Union incurred management and leasing fees and lease acquisition costs of $61,295, $45,887, and $45,887, respectively, for the years ended December 31, 1999, 1998, and 1997, respectively, which were paid to Wells Management.

 4.  COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against First Union and its partners. In the normal course of business, First Union and its partners may become subject to such litigation or claims.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                        Initial Cost                  Costs of
                                                                -----------------------------
                                                                                Buildings and        Capitalized
           Description              Ownership    Encumbrances       Land        Improvements        Improvements
-------------------------------     ---------    ------------   -----------     -------------       -----------
THE CHARLOTTE PROPERTY (a)             5%           None         $1,282,500     $ 7,267,500         $   588,974

880 PROPERTY (b)                       1            None          1,325,242                0          5,718,159

THE ATRIUM AT NASSAU BAY (c)           3            None          1,367,000       10,983,000          2,484,733

CHEROKEE COMMONS (d)                   3            None          1,142,663        6,462,837          2,847,156

HERITAGE PLACE AT TUCKER (e)           2            None          2,756,378                0          9,745,429

880 PROPERTY--BROOKWOOD GRILL (f)      3            None            523,319                0          1,494,717
                                                                 ----------     -------------       -----------
       Total                                                     $8,397,102      $24,713,337        $22,879,168
                                                                 ==========     =============       ===========

                                             Gross Amount at Which Carried at December 31, 1999
                                   ---------------------------------------------------------------------
                                                Buildings and    Construction               Accumulated
           Description               Land       Improvements      in Progress      Total    Depreciation
-------------------------------    ----------   -------------    ------------   ----------- ------------
THE CHARLOTTE PROPERTY (a)         $1,367,856    $ 7,771,118       $     0      $ 9,138,974  $ 2,991,452

880 PROPERTY (b)                    1,325,242      5,718,159             0        7,043,401    1,299,227

THE ATRIUM AT NASSAU BAY (c)        1,504,743     13,306,590        23,400       14,834,733    6,236,248

CHEROKEE COMMONS (d)                1,219,704      9,232,952             0       10,452,656    3,165,778

HERITAGE PLACE AT TUCKER (e)        3,260,887      9,240,920             0       12,501,807    3,405,038

880 PROPERTY--BROOKWOOD GRILL (f)     745,223      1,272,813             0        2,018,036      383,745
                                   ----------   -------------    ------------   ----------- ------------
       Total                       $9,423,655    $46,542,552       $23,400      $55,989,607  $17,481,488
                                   ==========   =============    ============   =========== ============

                                                                                  Life on Which
                                          Date of              Date              Depreciation Is
           Description                 Construction          Acquired             Computed (g)
-------------------------------      ---------------       -----------          ---------------
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

THE ATRIUM AT NASSAU BAY (c)              1988              4/03/89             12 to 25 years

CHEROKEE COMMONS (d)                      1986              6/09/87             20 to 25 years

HERITAGE PLACE AT TUCKER (e)              1987              9/04/86             20 to 25 years

880 PROPERTY--BROOKWOOD GRILL (f)         1991              3/27/91             20 to 25 years

       Total


          (a)  The Charlotte Property is a two-story office building located in
               Charlotte, North Carolina. It is owned by Fund II and II-OW.
          (b)  The 880 Property is an office-retail shopping center located in
               Roswell, Georgia. It is owned by Fund II, III, VI, and VII
               Associates.
          (c) The Atrium at Nassau Bay is a four-story office building located in Houston, Texas. It is owned by Fund II and III Associates--The Atrium.
          (d) Cherokee Commons is a retail shopping center located in Cherokee County, Georgia. It is owned by Fund I, II, II-OW, VI, and VII Associates--Cherokee.
          (e) Heritage Place at Tucker is a center offering retail, shopping, and commercial office space located in Tucker, Georgia. It is owned by Fund I and II--Tucker.
          (f) The 880 Property--Brookwood Grill is a 7,440-square-foot restaurant located in Fulton County, Georgia. It is owned by Fund II and III Associates.
          (g) Depreciation lives used for buildings were 40 years through September 1995, changed to 25 years thereafter. Depreciation lives used for land improvements are 12 to 20 years.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


      SCHEDULE III--REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION

                               DECEMBER 31, 1999

                                                                    Accumulated
                                                        Cost       Depreciation
                                                     -----------   ------------
BALANCE AT DECEMBER 31, 1996                         $53,875,834   $ 10,058,938

   1997 additions                                      1,989,779      2,404,063
   1997 deductions                                      (382,775)      (109,508)
                                                     -----------   ------------
BALANCE AT DECEMBER 31, 1997                          55,482,838     12,353,493

   1998 additions                                        254,357      2,549,499
                                                     -----------   ------------
BALANCE AT DECEMBER 31, 1998                          55,737,195     14,902,992

   1999 additions                                        252,412      2,578,496
                                                     -----------   ------------
BALANCE AT DECEMBER 31, 1999                         $55,989,607   $ 17,481,488
                                                     ===========   ============

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
            File No. 0-23656)

Exhibit                                                     Sequential
Number      Description of Document                         Page Number
------      -----------------------                         -----------

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