Form 10-Q
period 2000-03-31
WELLS REAL ESTATE FUND II-OW
filed 2000-05-11
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended               March 31, 2000                   or
                               ----------------------------------------------
[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________ to  _______________________

Commission file number                         0-17876
                       ---------------------------------------------------------

                         WELLS REAL ESTATE FUND II-OW
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Georgia                                         58-1678709
--------------------------------------------        ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)


6200 The Corners Pkwy., Norcross, Georgia                      30092
--------------------------------------------        ----------------------------
 (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code          (770) 449-7800
                                                    ----------------------------

________________________________________________________________________________
 (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X            No ______
         ---

                                   FORM 10-Q

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                                     INDEX


                                                                                                   Page No.
                                                                                                  ----------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Balance Sheets--March 31, 2000 and December 31, 1999                                         3

          Statements of Income for the Three Months Ended March 31, 2000 and 1999                      4

          Statements of Partners' Capital for the Year Ended December 31, 1999 and the
            Three Months Ended March 31, 2000                                                          5

          Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999                  6

          Condensed Notes to Financial Statements                                                      7

 Item 2.  Management's Discussion and Analysis of Financial Condition and Results of                  11
          Operations

PART II.  OTHER INFORMATION                                                                           19

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS




                                                           March 31,    December 31,
                                                             2000          1999
                                                         ------------  -------------
ASSETS:
 Investment in joint venture (Note 2)                      $1,143,360     $1,159,995
 Cash and cash equivalents                                      2,806          3,865
 Due from affiliate                                            25,267         25,335
                                                         ------------  -------------
       Total assets                                        $1,171,433     $1,189,195
                                                         ============  =============

LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Accounts payable                                        $      405     $      264
   Partnership distributions payable                           26,528         26,536
                                                         ------------  -------------
       Total liabilities                                       26,933         26,800
                                                         ------------  -------------
 Partners' capital:
   Limited partners:
     Class A--6,062 units                                   1,144,500      1,162,395
     Class B--1,626 units                                           0              0
                                                         ------------  -------------
      Total partners' capital                               1,144,500      1,162,395
                                                         ------------  -------------
       Total liabilities and partners' capital             $1,171,433     $1,189,195
                                                         ============  =============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME




                                                                             Three Months Ended
                                                                         -------------------------
                                                                          March 31,      March 31,
                                                                            2000           1999
                                                                         ----------     ----------
REVENUES:
 Equity in income of joint ventures (Note 2)                               $8,632         $3,551
                                                                         ==========     ==========

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS                           $8,632         $3,551
                                                                         ==========     ==========
NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                             $ 0.00         $ 0.00
                                                                         ==========     ==========

NET INCOME PER CLASS A LIMITED PARTNER UNIT                                $ 1.42         $ 0.59
                                                                         ==========     ==========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                                  $ 0.00         $ 0.00
                                                                         ==========     ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                         $ 4.38         $ 3.74
                                                                         ==========     ==========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                       THREE MONTHS ENDED MARCH 31, 2000



                                                                Limited Partners                                 Total
                                              ----------------------------------------------------------
                                                        Class A                       Class B                   Partners'
                                              ---------------------------      -------------------------
                                                Units           Amounts          Units          Amounts          Capital
                                              ---------        ----------      --------        ---------       -----------
BALANCE, December 31, 1998                        6,062        $1,236,239         1,626        $       0        $1,236,239
  Net income                                          0            20,918             0                0            20,918
  Partnership distributions                           0           (94,762)            0                0           (94,762)
                                              ---------        ----------      --------        ---------       -----------
BALANCE, September 30, 1999                       6,062         1,162,395         1,626                0         1,162,395

  Net income                                          0             8,632             0                0             8,632
  Partnership distributions                           0           (26,527)            0                0           (26,527)
                                              ---------        ----------      --------        ---------       -----------
BALANCE, March 31, 2000                           6,062        $1,144,500         1,626        $       0        $1,144,500
                                              =========        ==========      ========        =========       ===========

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS



                                                                                    Three Months Ended
                                                                                -------------------------
                                                                                March 31,        March 31
                                                                                  2000             1999
                                                                                --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $  8,632         $  3,551
                                                                                --------         --------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Equity in income of joint ventures                                           (8,632)          (3,551)
     Changes in assets and liabilities:
      Accounts payable                                                               141                0
                                                                                --------         --------
        Total adjustments                                                         (8,491)          (3,551)
                                                                                --------         --------
        Net cash provided by operating activities                                    141            1,190
                                                                                --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                                       25,335           18,870
                                                                                --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Partnership distributions paid                                                  (26,535)         (20,060)
                                                                                --------         --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                              (1,059)               0

CASH AND CASH EQUIVALENTS, beginning of year                                       3,865              669
                                                                                --------         --------
CASH AND CASH EQUIVALENTS, end of period                                        $  2,806         $    669
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

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund II-OW (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc. as a Corporation. The Partnership was formed on October 23, 1987 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

     As of March 31, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia (the "Brookwood Grill"); (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia (the "Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia (the "Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

     (b) Basis of Presentation

     The financial statements of Wells Real Estate Fund II-OW (the "Partnership) have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

 2.  INVESTMENTS IN JOINT VENTURES

     The Partnership owned interests in six properties as of March 31, 2000 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures are recorded on the equity method

     Fund II-Fund II-OW Joint Venture

     The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of March 31, 2000, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%.

Following are the financial statements for Fund II-Fund II-OW:

                              FUND II-FUND II-OW

                           (A Georgia Joint Venture)


                                BALANCE SHEETS



                                                                            March 31,         December 31,
                                                                          ------------       -------------
                                                                              2000               1999
                                                                          ------------       -------------
ASSETS:
 Real estate, at cost:
   Land                                                                    $ 1,367,856         $ 1,367,856
   Building and improvements, less accumulated depreciation of
    $3,083,367 in 2000 and $2,991,452 in 1999                                4,687,751           4,779,666
                                                                          ------------       -------------
       Total real estate assets                                              6,055,607           6,147,522
                                                                          ------------       -------------

 Investments in joint ventures                                              15,437,646          15,654,420
 Cash and cash equivalents                                                     155,115             162,241
 Due from affiliates                                                           319,817             312,901
 Accounts receivable                                                                 0               2,149
 Prepaid expenses and other assets                                              20,969              24,473
                                                                          ------------       -------------
       Total assets                                                        $21,989,154         $22,303,706
                                                                          ============       =============

LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Partnership distributions payable                                       $   475,847         $   477,122
                                                                          ------------       -------------
       Total liabilities                                                       475,847             477,122
                                                                          ------------       -------------
 Partners' capital:
   Wells Real Estate Fund II                                                20,369,947          20,666,589
   Wells Real Estate Fund II-OW                                              1,143,360           1,159,995
                                                                          ------------       -------------
       Total partners' capital                                              21,513,307          21,826,584
                                                                          ------------       -------------
       Total liabilities and partners' capital                             $21,989,154         $22,303,706
                                                                          ============       =============

  See accompanying condensed notes to financial statements.

                       FUND II-FUND II-OW JOINT VENTURE

                           (A Georgia Joint Venture)


                             STATEMENTS OF INCOME



                                                                                    Three Months Ended
                                                                                -------------------------
                                                                                March 31,       March 31,
                                                                                  2000            1999
                                                                               ----------       ---------
REVENUES:
 Rental income                                                                   $211,018        $114,717
 Equity in income of joint ventures                                               103,045          90,697
 Interest income                                                                      138             105
                                                                               ----------       ---------
                                                                                  314,201         205,519
                                                                               ----------       ---------

EXPENSES:
 Management and leasing fees                                                       12,790           6,883
 Lease acquisition costs                                                            4,589           4,589
 Operating costs--rental property                                                   3,766           6,892
 Depreciation                                                                      91,917          91,917
 Legal and accounting                                                              22,607           3,684
 Computer costs                                                                     3,067           1,664
 Partnership administration                                                        12,895          23,012
                                                                               ----------       ---------
                                                                                  151,631         138,641
                                                                               ----------       ---------
NET INCOME                                                                       $162,570       $  66,878
                                                                               ==========       =========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II                                $153,938       $  63,327
                                                                               ==========       =========
NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II-OW                             $  8,632       $   3,551
                                                                               ==========       =========

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

 1.  RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

     General

     As of March 31, 2000, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.4% occupied as compared to 97.5% occupied as of March 31, 1999.

     Gross revenues of the Partnership increased to $8,632 for the three months ended March 31, 2000 from $3,551 for the three months ended March 31, 1999 due to increased rental renewal rates at the Charlotte Property. Total administrative expenses of the Partnership which are incurred at the joint venture level increased slightly due to increased management and leasing fees which are charges based on rental income.

     The Partnership's net cash provided by investing activities and net cash used in financing activities increased in 2000, compared to 1999, due to the increases in distributions from joint ventures as net income increased at the Charlotte property.

     Fund II-Fund II-OW Joint Venture distributions accrued to the Partnership for the three-month periods ended March 31, 2000 and December 31, 1999 were $25,268 and $25,335, respectively.

     The Partnership made cash distributions to the Limited Partners holding Class A Units for the first quarter of 2000 in the amount of $4.38 per Unit as compared to $3.74 for the first quarter of 1999. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

     As of March 31, 2000, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

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

     Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

2.   PROPERTY OPERATIONS

     As of March 31, 2000, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

                First Union at Charlotte/Fund II and Fund II-OW

                                                                               Three Months Ended
                                                                          ---------------------------
                                                                           March 31,       March 31,
                                                                             2000            1999
                                                                          ===========     ===========
     Revenues:
        Rental income                                                     $   211,018     $   114,717
                                                                          -----------     -----------
     Expenses:
        Depreciation                                                           91,917          91,917
        Management and leasing expenses                                        17,379          11,472
        Other operating expenses                                                3,627           6,787
                                                                          -----------     -----------
                                                                              112,923         110,176
                                                                          -----------     -----------
     Net income                                                           $    98,095     $     4,541
                                                                          ===========     ===========

     Occupied percentage                                                          100%            100%
                                                                          ===========     ===========

     Partnership's ownership percentage                                           5.3%            5.3%
                                                                          ===========     ===========

     Cash distributions to the Fund II-Fund II-OW Joint Venture*          $   194,600     $   116,499
                                                                          ===========     ===========

     Net income generated to the Fund II-Fund II-OW Joint Venture*        $    98,095     $     4,541
                                                                          ===========     ===========

     *The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

     Rental income, net income, and cash distributions increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to an increased renewed rental rate beginning in May 1999. Expenses increased as compared to the same periods in 1999 due primarily to increased management fees which are charges based on rental income.

            Boeing at the Atrium/Fund II and Fund III Joint Venture

                                                                         Three Months Ended
                                                                     ---------------------------
                                                                      March 31,       March 31,
                                                                         2000           1999
                                                                     ===========     ===========
Revenues:
   Rental income                                                     $   367,536     $   367,536
                                                                     -----------     -----------
Expenses:
   Depreciation                                                          216,930         214,105
   Management and leasing expenses                                        45,060          44,774
   Other operating expenses                                              150,182         196,170
                                                                     -----------     -----------
                                                                         412,172         455,049
                                                                     -----------     -----------
Net loss                                                             $   (44,636)    $   (87,513)
                                                                     ===========     ===========

Occupied percentage                                                          100%            100%
                                                                     ===========     ===========

Partnership's ownership percentage                                           3.3%            3.3%
                                                                     ===========     ===========

Cash distributions to the Fund II-Fund II-OW Joint Venture*          $    86,980     $    89,632
                                                                     ===========     ===========

Net loss allocated to Fund II-Fund II-OW Joint Venture*              $   (27,356)    $   (53,646)
                                                                     ===========     ===========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. Other operating expenses decreased due to an increase in common area maintenance reimbursements billed to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions to the Fund II-Fund II-OW Joint Venture decreased even though net loss decreased by $42,877 due primarily to capital expenditures on the property's exterior caulking and coating during the first quarter of 2000 for approximately $50,000.

              Brookwood Grill/Fund II and Fund III Joint Venture

                                                                         Three Months Ended
                                                                     ---------------------------
                                                                      March 31,       March 31,
                                                                         2000           1999
                                                                     ===========     ===========
Revenues:
   Rental income                                                     $    56,187     $    56,188
   Equity in income of joint venture                                      16,903          17,491
                                                                     -----------     -----------
                                                                          73,090          73,679
                                                                     -----------     -----------
Expenses:
   Depreciation                                                           13,503          13,503
   Management and leasing expenses                                         6,704           8,728
   Other operating expenses                                               10,092           5,525
                                                                     -----------     -----------
                                                                          30,299          27,756
                                                                     -----------     -----------
Net income                                                           $    42,791     $    45,923
                                                                     ===========     ===========

Occupied percentage                                                          100%            100%
                                                                     ===========     ===========

Partnership's ownership percentage                                           3.3%            3.3%
                                                                     ===========     ===========

Cash distributions to the Fund II-Fund II-OW Joint Venture*          $    57,710     $    55,427
                                                                     ===========     ===========

Net income allocated to the Fund II-Fund II-OW Joint Venture*        $    26,680     $    28,633
                                                                     ===========     ===========

* The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income, net income, and cash distributions to the Fund II-Fund II-OW Joint Venture remained relatively stable for the three months ended March 31, 2000, as compared to 1999, due to the stable occupancy rate.

            Holcomb Bridge Road/Fund II, III, VI, VII Joint Venture

                                                                         Three Months Ended
                                                                     ---------------------------
                                                                      March 31,       March 31,
                                                                         2000           1999
                                                                     ===========     ===========
Revenues:
   Rental income                                                     $   222,157     $   230,063
                                                                     -----------     -----------
Expenses:
   Depreciation                                                          104,130          94,129
   Management and leasing expenses                                        30,586          38,874
   Other operating expenses                                               17,218          24,394
                                                                     -----------     -----------
                                                                         151,934         157,397
                                                                     -----------     -----------
Net income                                                           $    70,223     $    72,666
                                                                     ===========     ===========

Occupied percentage                                                          100%            100%
                                                                     ===========     ===========

Partnership's ownership percentage                                           0.8%            0.8%
                                                                     ===========     ===========

Cash distributions to the Fund II-Fund III Joint Venture*            $    45,947     $    35,418
                                                                     ===========     ===========

Net income allocated to the Fund II-Fund III Joint Venture*          $    16,903     $    17,491
                                                                     ===========     ===========

*The Partnership holds a 3.3% ownership in the Fund II-Fund III Joint Venture.

Rental income and net income has decreased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to straight line rent adjustment during the first quarter of 1999.

Cash distributions to the Fund II-Fund III Joint Venture increased even though net income decreased slightly due to lease acquisition fees paid of approximately $20,000 in 1999.

         Heritage Place at Tucker Property/FUND I-Fund II Joint Venture


                                                                         Three Months Ended
                                                                     ---------------------------
                                                                      March 31,       March 31,
                                                                         2000           1999
                                                                     ===========     ===========
Revenues:
   Rental income                                                     $   337,144     $   336,859
   Interest income                                                           142             136
                                                                     -----------     -----------
                                                                         337,286         336,995
                                                                     -----------     -----------
Expenses:
   Depreciation                                                          122,336         108,796
   Management and leasing expenses                                        28,578          44,484
   Other operating expenses                                              129,039          95,544
                                                                     -----------     -----------
                                                                         279,953         248,824
                                                                     -----------     -----------
Net income                                                           $    57,333     $    88,171
                                                                     ===========     ===========

Occupied percentage                                                           88%             91%
                                                                     ===========     ===========

Partnership's ownership percentage                                           2.4%            2.4%
                                                                     ===========     ===========

Cash distributions to the Fund II-Fund II-OW Joint Venture*          $    34,763     $    59,448
                                                                     ===========     ===========

Net income allocated to the Fund II-Fund II-OW Joint Venture*        $    25,743     $    39,598
                                                                     ===========     ===========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained relatively stable even though there was a decrease in the occupancy level of the property. This was due to an adjustment in straight line rent. Total expenses increased in 2000 as compared to 1999, due primarily to increased depreciation expense, property taxes, and repairs to the air condition system. Cash distribution decreased in 2000 as compared to 1999 due to capital improvements of approximately $100,000 for air conditioning systems funded from cash flow.

         Cherokee Commons/Fund I, II, II-OW, VI, and VII Joint Venture

                                                                         Three Months Ended
                                                                     ---------------------------
                                                                      March 31,       March 31,
                                                                         2000           1999
                                                                     ===========     ===========
Revenues:
   Rental income                                                     $   242,861     $   227,383
   Interest income                                                             7              20
                                                                     -----------     -----------
                                                                         242,868         227,403
                                                                     -----------     -----------
Expenses:
   Depreciation                                                          110,562         110,112
   Management and leasing expenses                                        16,355          26,135
   Other operating expenses                                              (26,968)        (30,556)
                                                                     -----------     -----------
                                                                          99,949         105,691
                                                                     -----------     -----------
Net income                                                           $   142,919     $   121,712
                                                                     ===========     ===========

Occupied percentage                                                           97%             96%
                                                                     ===========     ===========

Partnership's ownership percentage                                           2.9%            2.9%
                                                                     ===========     ===========

Cash distributions to the Fund II-Fund II-OW Joint Venture*          $   140,365     $   124,124
                                                                     ===========     ===========

Net income allocated to the Fund II-Fund II-OW Joint Venture*        $    77,978     $    66,407
                                                                     ===========     ===========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 2000 as compared to 1999 due to increased occupancy and increased rental revenue rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remain negative for 2000 and 1999 due to timing differences in the billing of common area maintenance to tenants. Tenants are billed an estimate amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant.

                          PART II. OTHER INFORMATION


ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WELLS REAL ESTATE FUND II-OW
                              (Registrant)

Dated: May 11, 2000    By:    /s/ Leo F. Wells, III
                              ---------------------
                              Leo F. Wells, III, as Individual
                              General Partner, and as President
                              and Chief Financial Officer
                              of Wells Capital, Inc.,
                              the Corporate General Partner