Form 10-Q
period 2000-06-30
WELLS REAL ESTATE FUND II-OW
filed 2000-08-11
CIK 824004

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q




(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended         June 30, 2000                  or
                               ------------------------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    -------------------

Commission file number                  0-16518
                       -----------------------------------------------------

                         WELLS REAL ESTATE FUND II-OW
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Georgia                                         58-1678709
-------------------------------                     ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                     Identification Number)

6200 The Corners Pkwy., Norcross, Georgia                    30092
-----------------------------------------           ----------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (770) 449-7800
                                                    ----------------------


---------------------------------------------------------------------------
                   (Former name, former address, and former
                  fiscal year, if changed since last report)

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

                                   FORM 10-Q

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)


                                     INDEX



                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets--June 30, 2000 and December 31, 1999                3

         Statements of Income for the Three Months and
           Six Months Ended June 30, 2000 and 1999                          4

         Statements of Partners' Capital for the Year Ended
           December 31, 1999 and the Six Months Ended June 30, 2000         5


         Statements of Cash Flows for the Six Months Ended
           June 30, 2000 and 1999                                           6

         Condensed Notes to Financial Statements                            7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         11

PART II. OTHER INFORMATION                                                 19

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)


                                 BALANCE SHEETS



                                                      June 30,  December 31,
                                                        2000        1999
                                                     ---------- -----------
ASSETS:
  Investment in joint venture (Note 2)               $1,122,936  $1,159,995
  Cash and cash equivalents                               1,522       3,865
  Due from affiliate                                     27,724      25,335
                                                     ----------  ----------
          Total assets                               $1,152,182  $1,189,195
                                                     ==========  ==========

LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
    Accounts payable                                 $      382  $      264
    Partnership distributions payable                    27,474      26,536
                                                     ----------  ----------
          Total liabilities                              27,856      26,800
                                                     ----------  ----------
  Partners' capital:
    Limited partners:
      Class A--6,062 units                            1,124,326   1,162,395
      Class B--1,626 units                                    0           0
                                                     ----------  ----------
          Total partners' capital                     1,124,326   1,162,395
                                                     ----------  ----------
          Total liabilities and partners' capital    $1,152,182  $1,189,195
                                                     ==========  ==========



           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)


                              STATEMENTS OF INCOME


                                                  Three Months Ended         Six Months Ended
                                                 ---------------------     --------------------
                                                 June 30,     June 30,     June 30,    June 30,
                                                   2000         1999         2000        1999
                                                 --------     --------     --------    --------
REVENUES:
  Equity in income of joint venture (Note 2)     $7,300       $4,037      $15,932      $7,588
                                                 ------       ------      -------      ------
EXPENSES:
  Partnership administration                          0            0            0           0
                                                 ------       ------      -------      ------
  Net income                                     $7,300       $4,037      $15,932      $7,588
                                                 ======       ======      =======      ======

NET INCOME ALLOCATED TO CLASS A                  $7,300       $4,037      $15,932      $7,588
LIMITED PARTNERS                                 ======       ======      =======      ======

NET LOSS ALLOCATED TO CLASS B                    $ 0.00       $ 0.00      $  0.00      $ 0.00
LIMITED PARTNERS                                 ======       ======      =======      ======

NET INCOME PER CLASS A LIMITED                   $ 1.21       $ 0.67      $  2.63      $ 1.25
PARTNER UNIT                                     ======       ======      =======      ======

NET LOSS PER CLASS B LIMITED                     $ 0.00       $ 0.00      $  0.00      $ 0.00
PARTNER UNIT                                     ======       ======      =======      ======

CASH DISTRIBUTION PER CLASS A                    $ 4.53       $ 3.45      $  8.91      $ 7.19
LIMITED PARTNER UNIT                             ======       ======      =======      ======


           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                         SIX MONTHS ENDED JUNE 30, 2000





                                                            Limited Partners
                                         --------------------------------------------------
                                               Class A                       Class B            Total
                                         ------------------------       -------------------    Partners'
                                          Units         Amounts         Units       Amounts     Capital
                                         -------      -----------       ------      -------    --------

BALANCE, December 31, 1998                6,062       $1,236,239         1,626        $0      $1,236,239

Net income                                    0           20,918             0         0          20,918
Partnership distributions                     0          (94,762)            0         0         (94,762)
                                          -----       ----------         -----       ---      ----------
BALANCE, September 30, 1999               6,062        1,162,395         1,626         0       1,162,395

Net income                                    0           15,932             0         0          15,932
Partnership distributions                     0          (54,001)            0         0         (54,001)
                                          -----       ----------         -----       ---      ----------
BALANCE, June 30, 2000                    6,062       $1,124,326         1,626        $0      $1,124,326
                                          =====       ==========         =====       ===      ==========

           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS



                                                                     Six Months Ended
                                                                    ------------------
                                                                    June 30   June 30,
                                                                      2000      1999
                                                                    --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                        $ 15,932   $  7,589
                                                                    --------   --------
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Equity in income of joint ventures                             (15,932)    (7,589)
      Changes in assets and liabilities:
        Accounts payable                                                 117        858
                                                                    --------   --------
          Total adjustments                                          (15,815)    (6,731)
                                                                    --------   --------
          Net cash provided by operating activities                      117        858
                                                                    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Distributions received from joint ventures                          50,603     41,532
                                                                    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                                          (53,063)   (41,672)
                                                                    --------   --------
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                                         (2,343)       718

CASH AND CASH EQUIVALENTS, beginning of year                           3,865        669
                                                                    --------   --------
CASH AND CASH EQUIVALENTS, end of period                            $  1,522   $  1,387
                                                                    ========   ========



           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a) General

    Wells Real Estate Fund II-OW (the "Partnership") is a Georgia public limited partnership having Leo F. Wells, III and Wells Capital, Inc., a Corporation, as General Partners. The Partnership was formed on October 23, 1987 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing for investment purposes income-producing commercial or industrial properties.

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

    As of June 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia (the "Brookwood Grill"); (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia (the "Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia (the "Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

    (b) Basis of Presentation

    The financial statements of the Partnership have been prepared in accordance with instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These quarterly statements have not been examined by independent accountants, but in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments, which are of a normal and recurring nature, necessary to present a fair presentation of the results for such periods.

2.  INVESTMENT IN JOINT VENTURE

    The Partnership owned interests in six properties as of June 30, 2000 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

    Fund II-Fund II-OW Joint Venture

    The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of June 30, 2000, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%.

Following are the financial statements for Fund II-Fund II-OW:

                               FUND II-Fund II-OW

                           (A Georgia Joint Venture)


                                 BALANCE SHEETS


                                                          June 30,   December 31,
                                                            2000          1999
                                                         ---------   ------------
ASSETS:
  Real estate, at cost:
    Land                                                $ 1,367,856  $ 1,367,856
    Building and improvements, less accumulated
      depreciation of $3,175,284 in 2000 and
      $2,991,452 in 1999                                  4,595,834    4,779,666
                                                        -----------  -----------
        Total real estate assets                          5,963,690    6,147,522
                                                        -----------  -----------

  Investments in joint ventures                          15,149,509   15,654,420
  Cash and cash equivalents                                 119,422      162,241
  Due from affiliates                                       402,135      312,901
  Accounts receivable                                             0        2,149
  Prepaid expenses and other assets                          16,019       24,473
                                                        -----------  -----------
       Total assets                                     $21,650,775  $22,303,706
                                                        ===========  ===========

LIABILITIES AND PARTNERS' CAPITAL:
  Liabilities:
    Partnership distributions payable                   $   522,111  $   477,122
                                                        -----------  -----------
  Partners' capital:
    Wells Real Estate Fund II                            20,005,728   20,666,589
    Wells Real Estate Fund II-OW                          1,122,936    1,159,995
                                                        -----------  -----------
        Total partners' capital                          21,128,664   21,826,584
                                                        -----------  -----------
        Total liabilities and partners' capital         $21,650,775  $22,303,706
                                                        ===========  ===========



           See accompanying condensed notes to financial statements.

                       FUND II-FUND II-OW JOINT VENTURE

                           (A Georgia Joint Venture)


                              STATEMENTS OF INCOME




                                          Three Months Ended    Six Months Ended
                                          ------------------   ------------------
                                          June 30,  June 30,   June 30,  June 30,
                                            2000      1999       2000      1999
                                          --------  --------   --------  --------
REVENUES:
  Rental income                           $211,018  $127,682   $422,036  $242,399
  Equity in income of joint ventures        83,998    99,337    187,043   190,034
  Interest income                               46       (13)       184        92
                                          --------  --------   --------  --------
                                           295,062   227,006    609,263   432,525
                                          --------  --------   --------  --------
EXPENSES:
  Management and leasing fees               12,661     7,541     25,451    14,424
  Lease acquisition costs                    4,588     4,588      9,177     9,177
  Operating costs--rental property           4,360     4,168      8,126    11,060
  Depreciation                              91,916    91,916    183,833   183,833
  Legal and accounting                       9,865    24,813     32,472    28,497
  Computer costs                             3,426     1,077      6,493     2,741
  Partnership administration                30,777    16,869     43,672    39,881
                                          --------  --------   --------  --------
                                           157,593   150,972    309,224   289,613
                                          --------  --------   --------  --------
NET INCOME                                $137,469  $ 76,034   $300,039  $142,912
                                          ========  ========   ========  ========
NET INCOME ALLOCATED TO
  WELLS REAL ESTATE FUND II               $130,169  $ 71,997   $284,107  $135,324
                                          ========  ========   ========  ========

NET INCOME ALLOCATED TO
  WELLS REAL ESTATE
  FUND II-OW                              $  7,300  $  4,037   $ 15,932  $  7,588
                                          ========  ========   ========  ========



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

1.  RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

    General

    As of June 30, 2000, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.4% occupied as compared to 97.5% occupied as of June 30, 1999.

    Gross revenues of the Partnership increased to $15,932 for the six months ended June 30, 2000 from $7,588 for the six months ended June 30, 1999 due to increased rental renewal rates at the Charlotte Property. Total administrative expenses of the Partnership which are incurred at the joint venture level increased slightly due to increased management and leasing fees which are charges based on rental income. As a result, net income increased to $15,932 as of June 30, 2000, as compared to $7,588, for the same period of 1999.

    The Partnership's net cash provided by investing activities and net cash used in financing activities increased in 2000, compared to 1999, due to the increases in distributions from joint ventures as net income increased at the Charlotte property.

    Fund II-Fund II-OW Joint Venture distributions accrued to the Partnership as of June 30, 2000 and June 30, 1999 were $27,724 and $20,900, respectively.

    The Partnership made cash distributions to the Limited Partners holding Class A Units for the second quarter of 2000 in the amount of $4.53 per Unit as compared to $3.45 for the second quarter of 1999. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

    As of June 30, 2000, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

    The Partnership is unaware of any known demands, commitments, events, or capital expenditures other than that which is required from the normal operations of its properties that will result in the Partnership's liquidity increasing or decreasing in any material way. The Partnership expects to meet liquidity requirements and demands through cash flow from operations.

    At this time, four properties are being marketed for sale. CB Richard Ellis is marketing the sale of 880 Holcomb Bridge, Brookwood Grill, and Cherokee Commons. The marketing piece is being broadly distributed to investors throughout the country. The Heritage Place at Tucker property is being marketed by The First Fidelity Companies. To maximize the disposition value, the management team is separating the retail and creating a condominium for the office buildings. The legal and site work should be complete so that the management team can market this property to investors in early fall. The Partnership's goal is to have these properties sold by the end of 2002. As the properties are sold, all proceeds will be returned to the Limited Partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

2.  PROPERTY OPERATIONS

    As of June 30, 2000, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

                First Union at Charlotte/Fund II and Fund II-OW

                                        Three Months Ended     Six Months Ended
                                        -------------------   -------------------
                                        June 30,   June 30,   June 30,   June 30,
                                          2000       1999       2000        1999
                                        --------   --------   --------   --------
Revenues:
  Rental income                         $211,018   $127,682   $422,036   $242,399
                                        --------   --------   --------   --------
Expenses:
  Depreciation                            91,916     91,916    183,833    183,833
  Management and leasing expenses         17,250     12,129     34,629     23,601
  Other operating expenses                 4,315      4,180      7,942     10,968
                                        --------   --------   --------   --------
                                         113,481    108,225    226,404    218,402
                                        --------   --------   --------   --------
Net income                              $ 97,537   $ 19,457   $195,632   $ 23,997
                                        ========   ========   ========  =========

Occupied percentage                          100%       100%       100%       100%
                                        ========   ========   ========  =========

Partnership's ownership percentage           5.3%       5.3%       5.3%       5.3%
                                        ========   ========   ========  =========

Cash distributed to the Fund II-
  Fund II-OW Joint Venture*             $194,043   $121,163   $388,643   $237,612
                                        ========   ========   ========  =========

Net income generated to the Fund II-
  Fund II-OW Joint Venture*             $ 97,537   $ 19,457   $195,632   $ 23,997
                                        ========   ========   ========  =========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income, net income, and cash distributions increased for the three months and six months ended June 30, 2000, as compared to the same period in 1999, due to an increased renewal rental rate beginning in May 1999. Expenses increased as compared to the same periods in 1998 due primarily to increased management and leasing fees which are charges based on rental income.

            Boeing at the Atrium/Fund II and Fund III Joint Venture

                                       Three Months Ended       Six Months Ended
                                       --------------------    -------------------
                                       June 30,    June 30,    June 30,   June 30,
                                         2000        1999        2000        1999
                                       --------    --------    --------   --------
Revenues:
  Rental income                        $366,176    $367,536   $ 733,712   $ 735,072
                                       --------    --------   ---------   ---------
Expenses:
  Depreciation                          218,290     219,755     435,220     433,860
  Management and leasing expenses        48,478      44,869      93,538      89,643
  Other operating expenses              168,391     117,325     318,573     313,495
                                       --------    --------   ---------   ---------
                                        435,159     381,949     847,331     836,998
                                       --------    --------   ---------   ---------
Net loss                               $(68,983)   $(14,413)  $(113,619)  $(101,926)
                                       ========    ========   =========   =========

Occupied percentage                         100%        100%        100%        100%
                                       ========    ========   =========   =========

Partnership's ownership percentage          3.3%        3.3%        3.3%        3.3%
                                       ========    ========   =========   =========

Cash distributed to the Fund II-
  Fund II-OW Joint Venture*            $100,775    $130,417   $ 187,755   $ 220,049
                                       ========    ========   =========   =========

Net loss allocated to Fund II-
  Fund II-OW Joint Venture*            $(42,292)   $ (8,835)  $ (69,648)  $ (62,481)
                                       ========    ========   =========   =========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income remained relatively stable for the three months and six months ended June 30, 2000 as compared to the same period in 1999. Other operating expenses increased slightly due primarily to increased expenditures in electricity, landscape repairs, and property tax accruals.

             The Brookwood Grill/Fund II and Fund III Joint Venture

                                         Three Months Ended    Six Months Ended
                                        -------------------   -------------------
                                        June 30,    June 30,  June 30,   June 30,
                                          2000       1999       2000        1999
                                        --------   --------   --------   --------
Revenues:
  Rental income                          $56,238   $56,187   $112,425   $112,375
  Equity in income of joint venture       16,415    21,813     33,318     39,304
                                         -------   -------   --------   --------
                                          72,653    78,000    145,743    151,679
                                         -------   -------   --------   --------
Expenses:
  Depreciation                            13,503    13,503     27,006     27,006
  Management and leasing expenses          5,327     7,955     12,031     16,683
  Other operating expenses                 1,233       805     11,325      6,330
                                         -------   -------   --------   --------
                                          20,063    22,263     50,362     50,019
                                         -------   -------   --------   --------
Net income                               $52,590   $55,737   $ 95,381   $101,660
                                         =======   =======   ========   ========

Occupied percentage                          100%      100%       100%       100%
                                         =======   =======   ========   ========

Partnership's ownership percentage           3.3%      3.3%       3.3%       3.3%
                                         =======   =======   ========   ========

Cash distributed to the Fund II-
  Fund II-OW Joint Venture*              $63,820   $49,986   $121,530   $115,431
                                         =======   =======   ========   ========

Net income allocated to the Fund II-
  Fund II-OW Joint Venture*              $32,790   $34,752   $ 59,470   $ 63,385
                                         =======   =======   ========   ========

* The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Other operating expenses increased for the six months ended June 30, 2000, as compared to the same period last year, due to appraisal fees for this property which is currently being marketed for sale.

        Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture

                                                           Three Months Ended     Six Months Ended
                                                           -------------------   -------------------
                                                           June 30,    June 30,  June 30,   June 30,
                                                             2000       1999       2000        1999
                                                           --------   --------   --------   --------
Revenues:
  Rental income                                            $222,699   $227,761   $444,856   $457,824
                                                           --------   --------   --------   --------
Expenses:
  Depreciation                                              104,130     94,128    208,260    188,257
  Management and leasing expenses                            26,480     42,063     57,066     80,937
  Other operating expenses                                   23,890        387     41,108     24,781
                                                           --------   --------   --------   --------
                                                            154,500    136,578    306,434    293,975
                                                           --------   --------   --------   --------
Net income                                                 $ 68,199   $ 91,183   $138,422   $163,849
                                                           ========   ========   ========   ========

Occupied percentage                                             100%        94%       100%        94%
                                                           ========   ========   ========   ========

Partnership's ownership percentage                              0.8%       0.8%       0.8%       0.8%
                                                           ========   ========   ========   ========

Cash distributed to the Fund II-Fund III
  Joint Venture*                                           $ 45,459   $ 46,181   $ 91,406   $ 81,600
                                                           ========   ========   ========   ========

Net income allocated to the Fund II-
  Fund III Joint Venture*                                  $ 16,415   $ 21,813   $ 33,318   $ 39,304
                                                           ========   ========   ========   ========

*The Partnership holds a 3.3% ownership in the Fund II-Fund III Joint Venture.

Rental income remained relatively stable for the three months ended June 30, 2000 as compared to the same period in 1999. Management and leasing fees decreased in 2000, as compared to 1999, due to a catch-up of 1998 management fees in 1999. Other operating expenses increased for the three-month and six-month periods as compared to the same periods last year due to appraisal fees for this property which is currently being marketed for sale and monthly common area maintenance billings were increased in 1999 to offset 1998 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions to the Fund II-Fund III Joint Venture were increased for the six-month period as compared to the same period in 1999 even though there is a decrease in net income this year due to lease acquisition fees and procurement fees paid in 1999.

         Heritage Place at Tucker Property/Fund I-Fund II Joint Venture

                                                                 Three Months Ended     Six Months Ended
                                                                 -------------------   -------------------
                                                                 June 30,    June 30,  June 30,   June 30,
                                                                   2000       1999       2000        1999
                                                                 --------   --------   --------   --------
Revenues:
  Rental income                                                  $350,916   $343,044   $688,060   $679,903
  Interest income                                                     207        137        349        273
                                                                 --------   --------   --------   --------
                                                                  351,123    343,181    688,409    680,176
                                                                 --------   --------   --------   --------
Expenses:
  Depreciation                                                    123,226    120,456    245,562    229,252
  Management and leasing expenses                                  31,803     43,482     60,381     87,966
  Other operating expenses                                        113,712    103,404    242,751    198,948
                                                                 --------   --------   --------   --------
                                                                  268,741    267,342    548,694    516,166
                                                                 --------   --------   --------   --------
Net income                                                       $ 82,382   $ 75,839   $139,715   $164,010
                                                                 ========   ========   ========   ========

Occupied percentage                                                    88%        91%        88%        91%
                                                                 ========   ========   ========   ========

Partnership's ownership percentage                                    2.4%       2.4%       2.4%       2.4%
                                                                 ========   ========   ========   ========

Cash distributed to the
  Fund II-Fund II-OW Joint Venture*                              $ 88,841   $ 31,293   $123,604   $ 90,742
                                                                 ========   ========   ========   ========

Net income allocated to the
  Fund II-Fund II-OW Joint Venture*                              $ 36,998   $ 34,059   $ 62,746   $ 73,657
                                                                 ========   ========   ========   ========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 2000, as compared to 1999, even though there was a decrease in the occupancy level of the property. This was due to existing tenant renewals at a higher rate. Total expenses increased in 2000, as compared to 1999, due primarily to increased depreciation expense on additonal capitalized tenant improvement, property taxes, and repairs to the air-condition system. Management and leasing expenses decreased in 2000, as compared to 1999, due to a decrease in leasing commissions and lease acquisition fees.

         Cherokee Commons/Fund I, II, II-OW, VI, and VII Joint Venture


                                                                   Three Months Ended     Six Months Ended
                                                                   -------------------   -------------------
                                                                   June 30,    June 30,  June 30,   June 30,
                                                                     2000       1999       2000        1999
                                                                   --------   --------   --------   --------
Revenues:
  Rental income                                                    $240,192   $237,232   $483,053   $464,615
  Interest income                                                        40         19         47         39
                                                                   --------   --------   --------   --------
                                                                    240,232    237,251    483,100    464,654
                                                                   --------   --------   --------   --------
Expenses:
  Depreciation                                                      110,563    111,415    221,125    221,527
  Management and leasing expenses                                    19,938     26,135     36,293     51,129
  Other operating expenses                                            6,183      9,772    (20,785)   (19,643)
                                                                   --------   --------   --------   --------
                                                                    136,684    147,322    236,633    253,013
                                                                   --------   --------   --------   --------
Net income                                                         $103,548   $ 89,929   $246,467   $211,641
                                                                   ========   ========   ========   ========

Occupied percentage                                                      97%        96%        97%        96%
                                                                   ========   ========   ========   ========

Partnership's ownership percentage                                      2.9%       2.9%       2.9%       2.9%
                                                                   ========   ========   ========   ========

Cash distributed to the
  Fund II-Fund II-OW Joint Venture*                                $118,700   $103,538   $259,064   $227,662
                                                                   ========   ========   ========   ========

Net income allocated to the
  Fund II-Fund II-OW Joint Venture*                                $ 56,497   $ 49,066   $134,475   $115,473
                                                                   ========   ========   ========   ========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 2000, as compared to 1999, due to increased occupancy and increased rental renewal rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remain negative for the six months ended June 30, 2000 and 1999 due to the billing of common area maintenance to tenants. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled in the following year and the difference billed to the tenant.

                          PART II.  OTHER INFORMATION

ITEM 6 (b.)  No reports on Form 8-K were filed during the second quarter of
             2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             WELLS REAL ESTATE FUND II-OW
                             (Registrant)
Dated:  August 11, 2000      By: /s/ Leo F. Wells, III
                                 -------------------------
                             Leo F. Wells, III, as Individual
                             General Partner, and as President
                             and Chief Financial Officer
                             of Wells Capital, Inc.,
                             the Corporate General Partner