Form 10-Q
period 2000-09-30
WELLS REAL ESTATE FUND II-OW
filed 2000-11-13
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000 or
                               ------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________________  to ______________________

Commission file number                            0-17876
                        --------------------------------------------------------

                         WELLS REAL ESTATE FUND II-OW
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                          Georgia                                                               58-1754703
---------------------------------------------------------            ---------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                    (I.R.S. Employer Identification Number)

    6200 The Corners Pkwy., Norcross, Georgia                                                      30092
---------------------------------------------------------            ---------------------------------------------------------------
    (Address of principal executive offices)                                                    (Zip Code)

Registrant's telephone number, including area code    (770) 449-7800
                                                   -----------------------------

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

         Yes    X        No________
              -----

                                   FORM 10-Q

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
    PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets--September 30, 2000 and December 31, 1999                                        3

             Statements of Income for the Three Months and Nine Months Ended September 30, 2000
                 and 1999                                                                                    4

             Statements of Partners' Capital for the Year Ended December 31, 1999 and the Nine
                 Months Ended September 30, 2000                                                             5

             Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999                  6

             Condensed Notes to Financial Statements                                                         7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                 Operations                                                                                 11

PART II.  OTHER INFORMATION                                                                                 19

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                                September 30,      December 31,
                                                                                    2000                1999
                                                                                -------------      -------------
ASSETS:
    Investment in joint venture (Note 2)                                        $   1,102,196      $   1,159,995
    Cash and cash equivalents                                                           1,860              3,865
    Due from affiliate                                                                 26,476             25,335
                                                                                -------------      -------------
              Total assets                                                      $   1,130,532      $   1,189,195
                                                                                =============      =============

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Accounts payable                                                         $         381      $         264
       Partnership distributions payable                                               27,475             26,536
                                                                                -------------      -------------
              Total liabilities                                                        27,856             26,800
                                                                                -------------      -------------
    Partners' capital:
       Limited partners:
           Class A--6,062 units                                                     1,102,676          1,162,395
           Class B--1,626 units                                                             0                  0
                                                                                -------------      -------------
              Total partners' capital                                               1,102,676          1,162,395
                                                                                -------------      -------------
              Total liabilities and partners' capital                           $   1,130,532      $   1,189,195
                                                                                =============      =============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)

                             STATEMENTS OF INCOME

                                                         Three Months Ended                Nine Months Ended
                                                   -----------------------------   --------------------------------
                                                    September 30,  September 30,    September 30,     September 30,
                                                        2000           1999             2000              1999
                                                   -------------   -------------   --------------     -------------
REVENUES:
   Equity in income of joint venture (Note 2)          $5,736          $8,246           $21,668         $15,834
   Other income                                            89             130                89             130
                                                       ------          ------           -------         -------
NET INCOME                                             $5,825          $8,376           $21,757         $15,964
                                                       ======          ======           =======         =======
NET INCOME ALLOCATED TO CLASS A LIMITED
   PARTNERS                                            $5,825          $8,376           $21,757         $15,964
                                                       ======          ======           =======         =======
NET LOSS ALLOCATED TO CLASS B LIMITED
   PARTNERS                                            $ 0.00          $ 0.00           $  0.00         $  0.00
                                                       ======          ======           =======         =======

NET INCOME PER CLASS A LIMITED PARTNER UNIT            $ 0.96          $ 1.38           $  3.59         $  2.63
                                                       ======          ======           =======         =======

NET LOSS PER CLASS B LIMITED PARTNER UNIT              $ 0.00          $ 0.00           $  0.00         $  0.00
                                                       ======          ======           =======         =======
CASH DISTRIBUTION PER CLASS A LIMITED
   PARTNER UNIT                                        $ 4.53          $ 4.06           $ 13.44         $ 11.25
                                                       ======          ======           =======         =======

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                   FOR THE YEAR ENDED DECEMBER 31, 1999 AND

                     NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                  Limited Partners
                                                  ------------------------------------------------
                                                          Class A                   Class B               Total
                                                  -----------------------     --------------------      Partners'
                                                   Units         Amounts       Units      Amounts        Capital
                                                  -------       ---------     -------    ---------     ------------
BALANCE, December 31, 1998                           6,062      $1,236,239       1,626   $       0     $  1,236,239

    Net income                                           0          20,918           0           0           20,918
    Partnership distributions                            0         (94,762)          0           0          (94,762)
                                                  --------      ----------    --------  ----------     ------------
BALANCE, December 31, 1999                           6,062       1,162,395       1,626           0        1,162,395

    Net income                                           0          21,757           0           0           21,757
    Partnership distributions                            0         (81,476)          0           0          (81,476)
                                                  --------      ----------    --------  ----------     ------------
BALANCE, September 30, 2000                          6,062      $1,102,676       1,626  $        0     $  1,102,676
                                                  ========      ==========    ========  ==========     ============

           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)


                            STATEMENTS OF CASH FLOWS

                                                                                        Nine Months Ended
                                                                             ------------------------------------
                                                                               September 30,        September 30,
                                                                                    2000                 1999
                                                                             ---------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $ 21,757           $  15,964
                                                                             --------------         -----------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Equity in income of joint ventures                                       (21,668)            (15,834)
           Changes in assets and liabilities:
           Accounts payable                                                             117                  57
                                                                             --------------         -----------
              Total adjustments                                                     (21,551)            (15,777)
                                                                             --------------         -----------
              Net cash provided by operating activities                                 206                 187
                                                                             --------------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Distributions received from joint ventures                                       78,325              62,431
                                                                             --------------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners                                                       (80,536)            (62,536)
                                                                             --------------         -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (2,005)                 82

CASH AND CASH EQUIVALENTS, beginning of year                                          3,865                 669
                                                                             --------------         -----------
CASH AND CASH EQUIVALENTS, end of period                                           $  1,860           $     751
                                                                             ==============         ===========

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

     As of September 30, 2000, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia (the "Brookwood Grill"); (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia (the "Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia (the "Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 1999.

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

2.   INVESTMENT IN JOINT VENTURE

     The Partnership owned interests in six properties as of September 30, 2000 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint venture is recorded on the equity method.

     Fund II-Fund II-OW Joint Venture

     The Partnership owns all of its properties through a joint venture, the "Fund II-Fund II-OW Joint Venture" formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of September 30, 2000, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%.

Following are the financial statements for Fund II-Fund II-OW:

                               FUND II-FUND II-OW

                            (A Georgia Joint Venture)

                                 BALANCE SHEETS

                                                                                 September 30,         December 31,
                                                                                     2000                 1999
                                                                                 -------------        ------------
ASSETS:
    Real estate, at cost:
       Land                                                                        $  1,367,856       $  1,367,856
       Building and improvements, less accumulated depreciation of
           $3,267,202 in 2000 and $2,991,452 in 1999                                  4,503,917          4,779,666
                                                                                  -------------       ------------
              Total real estate assets                                                5,871,773          6,147,522
                                                                                  -------------       ------------
    Investments in joint ventures                                                    14,855,445         15,654,420
    Cash and cash equivalents                                                           153,867            162,241
    Due from affiliates                                                                 344,540            312,901
    Accounts receivable                                                                       0              2,149
    Prepaid expenses and other assets                                                    11,068             24,473
                                                                                  -------------       ------------
              Total assets                                                          $21,236,693        $22,303,706
                                                                                  =============      =============
LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Partnership distributions payable                                          $     498,599      $     477,122
                                                                                  -------------      -------------
    Partners' capital:
       Wells Real Estate Fund II                                                     19,635,898         20,666,589
       Wells Real Estate Fund II-OW                                                   1,102,196          1,159,995
                                                                                  -------------      -------------
              Total partners' capital                                                20,738,094         21,826,584
                                                                                  -------------      -------------
              Total liabilities and partners' capital                               $21,236,693        $22,303,706
                                                                                  =============      =============

           See accompanying condensed notes to financial statements.

                       FUND II-FUND II-OW Joint Venture

                           (A Georgia Joint Venture)

                             STATEMENTS OF INCOME

                                                       Three Months Ended                 Nine Months Ended
                                                   ------------------------------    -------------------------------
                                                   September 30,    September 30,    September 30,      September 30,
                                                        2000             1999             2000              1999
                                                   ------------     -------------    -------------      ------------
REVENUES:
   Rental income                                   $  211,018       $  264,259       $  633,054         $ 506,658
   Equity in income of joint ventures                  20,475           27,064          207,518           217,098
   Interest income                                      6,922              155            7,106               247
                                                   ------------     ------------     ------------       ----------
                                                      238,415          291,478          847,678           724,003
                                                   ------------     ------------     ------------       ----------
EXPENSES:
   Management and leasing fees                         12,661           15,855           38,112            30,279
   Lease acquisition costs                              4,589            4,589           13,766            13,766
   Operating costs--rental property                     3,054            4,756           11,180            15,816
   Depreciation                                        91,917           91,917          275,750           275,750
   Legal and accounting                                 5,513             (650)          37,985            27,847
   Computer costs                                       2,354            2,661            8,847             5,402
   Partnership administration                          10,298           17,071           53,970            56,952
                                                   ------------     ------------     ------------       ----------
                                                      130,386          136,199          439,610           425,812
                                                   ------------     ------------     ------------       ----------
NET INCOME                                         $  108,029       $  155,279       $  408,068         $ 298,191
                                                   ============     ============     ============       ==========
NET INCOME ALLOCATED TO WELLS REAL ESTATE
   FUND II                                         $  102,293       $  147,033       $  386,400         $ 282,357
                                                   ============     ============     ============       ==========
NET INCOME ALLOCATED TO WELLS REAL ESTATE
   FUND II-OW                                      $    5,736       $    8,246       $   21,668         $  15,834
                                                   ============     ============     ============       ==========

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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

General

   As of September 30, 2000, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 97.1% occupied as compared to 97.5% occupied as of September 30, 1999.

   Gross revenues of the Partnership increased to $21,757 for the nine months ended September 30, 2000 from $15,964 for the nine months ended September 30, 1999 due to increased rental renewal rates at the Charlotte Property but decreased for the three months ended September 30, 2000, as compared to the same period in 1999, due to a catch up of May and June increased Charlotte rentals in July 1999. Total administrative expenses of the Partnership which are incurred at the joint venture level increased slightly for the nine month period ended September 30, 2000 due to increased management and leasing fees which are charges based on rental income. As a result, net income increased to $21,757 for the nine months ended September 30, 2000, as compared to $15,964, for the same period during 1999.

   The Partnership's net cash provided by investing activities and net cash used in financing activities increased in 2000, compared to 1999, due to the increases in distributions from joint ventures as net income increased at the Charlotte property.

   Fund II-Fund II-OW Joint Venture distributions accrued to the Partnership as of September 30, 2000 and 1999 were $26,476 and $27,735, respectively.

   The Partnership made cash distributions to the Limited Partners holding Class A units for the third quarter of 2000 in the amount of $4.53 per unit as compared to $4.06 for the third quarter of 1999. No cash distributions were made by the Partnership to the Limited Partners holding Class B units or to the General Partner.

   As of September 30, 2000, the Fund II-Fund II-OW Joint Venture had used all of the remaining funds available for investment in properties.

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

2.  PROPERTY OPERATIONS

    As of September 30, 2000, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

           First Union at Charlotte/Fund II-Fund II-OW Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 -------------------------------    -------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 -------------     -------------    -------------     -------------
Revenues:
    Rental income                                $    211,018      $    264,259     $    633,054      $    506,658
                                                 -------------     -------------    -------------     -------------
Expenses:
    Depreciation                                       91,917            91,917          275,750           275,750
    Management and leasing expenses                    17,249            20,444           51,878            44,045
    Other operating expenses                            2,932             4,601           10,874            15,569
                                                 -------------     -------------    -------------     -------------
                                                      112,098           116,962          338,502           335,364
                                                 -------------     -------------    -------------     -------------
Net income                                       $     98,920      $    147,297     $    294,552      $    171,294
                                                 =============     =============    =============     =============

Occupied percentage                                       100%              100%             100%              100%
                                                 =============     =============    =============     =============

Partnership's ownership percentage                        5.3%              5.3%             5.3%              5.3%
                                                 =============     =============    =============     =============
Cash generated to the Fund II-
    Fund II-OW Joint Venture*                    $    195,426      $    243,802     $    584,069      $    481,414
                                                 =============     =============    =============     =============
Net income allocated to the Fund II-
    Fund II-OW Joint Venture*                    $     98,920      $    147,297     $    294,552      $    171,294
                                                 =============     =============    =============     =============

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.


Rental income, net income, and cash generated to the Fund II-Fund II-OW Joint Venture increased for the nine months ended September 30, 2000, as compared to the same period in 1999, due to a renewed, increased rent beginning in May 1999, but decreased for the three month period due to a catch up of May and June increased rentals in July 1999. Other operating expenses for the three months and nine months ended September 30, 2000 decreased as compared to the same period in 1999 due primarily to decreased accounting fees.

              Boeing at the Atrium/Fund II-Fund III Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 -------------------------------  --------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 -------------     -------------    -------------     -------------
Revenues:
    Rental income                                  $  367,536         $ 367,536       $ 1,101,248      $ 1,102,608
                                                 ------------      ------------     -------------     ------------
Expenses:
    Depreciation                                      221,010           216,930           656,230          650,790
    Management and leasing expenses                    45,748            45,060           139,286          134,703
    Other operating expenses                          226,070           185,397           544,643          498,892
                                                 ------------      ------------     -------------     ------------
                                                      492,828           447,387         1,340,159        1,284,385
                                                 ------------      ------------     -------------     ------------
Net loss                                           $ (125,292)        $ (79,851)      $  (238,911)     $  (181,777)
                                                 ============      ============     =============     ============

Occupied percentage                                       100%              100%              100%             100%
                                                 ============      ============     =============     ============

Partnership's ownership percentage                        3.3%              3.3%              3.3%             3.3%
                                                 ============      ============     =============     ============

Cash distribution to the Fund II-
    Fund II-OW Joint Venture*                      $   75,001         $ 103,572       $   262,756      $   323,621
                                                 ============      ============     =============     ============

Net loss allocated to Fund II-
    Fund II-OW Joint Venture*                      $  (76,805)        $ (48,948)      $  (146,453)     $  (111,429)
                                                 ============      ============     =============     ============

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained stable for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999. Net income and cash distributions have decreased for the three month and nine month periods, as compared to the same periods in 1999, due primarily to increased expenditures in electricity, HVAC repairs, plumbing repairs, and glass maintenance in the building.

               The Brookwood Grill/Fund II-Fund III Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 -----------------------------      ------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 --------------    -------------    -------------     -------------
Revenues:
    Rental income                                  $  56,188           $56,188         $ 168,613          $168,563
    Equity in income of joint venture                 12,668            23,307            45,986            62,611
                                                 -------------     -------------    -------------     -------------
                                                      68,856            79,495           214,599           231,174
                                                 -------------     -------------    -------------     -------------
Expenses:
    Depreciation                                      13,503            13,503            40,509            40,509
    Management and leasing expenses                    6,878             6,704            18,909            23,387
    Other operating expenses                         (11,256)            2,467                69             8,797
                                                 -------------     -------------    -------------     -------------
                                                       9,125            22,674            59,487            72,693
                                                 -------------     -------------    -------------     -------------
Net income                                         $  59,731           $56,821         $ 155,112          $158,481
                                                 =============     =============    =============     =============

Occupied percentage                                      100%              100%              100%              100%
                                                 =============     =============    =============     =============

Partnership's ownership percentage                       3.3%              3.3%              3.3%              3.3%
                                                 =============     =============    =============     =============

Cash distribution to the Fund II-
    Fund II-OW Joint Venture*                      $  68,167           $59,606         $ 189,697          $175,037
                                                 =============     =============    =============     =============

Net income allocated to the Fund II-
    Fund II-OW Joint Venture*                      $  37,242           $35,428         $  96,712          $ 98,813
                                                 =============     =============    =============     =============

* The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Although rental income remained stable, total revenues decreased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to decreased equity in income from the Fund II, III, VI, and VII Joint Venture, as the Holcomb Bridge Road property decreased its occupancy rate during the third quarter of this year.

Other operating expenses decreased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to 2000 property tax reimbursement being charged to the tenant in the third quarter of 2000 instead of being charged in the fourth quarter in 1999.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

       Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 -------------------------------    -------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                     2000               1999            2000               1999
                                                 -------------     -------------    -------------     -------------
Revenues:
    Rental income                                   $ 214,051         $ 213,028        $ 658,907         $ 670,852
                                                 -------------     -------------    -------------     -------------
Expenses:
    Depreciation                                      104,129            79,605          312,389           277,862
    Management and leasing expenses                    28,099            22,263           85,165            93,200
    Other operating expenses                           29,194            14,889           70,302            39,670
                                                 -------------     -------------    -------------     -------------
                                                      161,422           116,757          467,856           410,732
                                                 -------------     -------------    -------------     -------------
Net income                                          $  52,629         $  96,271        $ 191,051         $ 260,120
                                                 =============     =============    =============     =============

Occupied percentage                                        92%               94%              92%               94%
                                                 =============     =============    =============     =============

Partnership's ownership percentage                        0.8%              0.8%             0.8%              0.8%
                                                 =============     =============    =============     =============

Cash distribution to the Fund II-
    Fund III Joint Venture*                         $  41,546         $  41,093        $ 132,952         $ 122,693
                                                 =============     =============    =============     =============

Net income allocated to the Fund II-
    Fund III Joint Venture*                         $  12,668         $  23,307        $  45,986         $  62,611
                                                 =============     =============    =============     =============

*The Partnership holds a 3.3% ownership in the Fund II-Fund III Joint Venture.

Rental income decreased for the nine months ended September 30, 2000, as compared to the same period in 1999, due to decreased occupancy. Other operating expenses increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to appraisal fees for this property which is currently being marketed for sale and a decrease in common area maintenance reimbursements from tenants. Monthly common area maintenance billings were increased in 1999 to offset 1998 underpayment. Tenants are billed an estimated amount for the current year common area maintenance which is then reconciled the following year and the difference billed to the tenant.

Cash distributions to the Partnership increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, even though there is a decrease in net income this year due to lease acquisition fees and procurement fees paid in 1999.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

                 Heritage Place at Tucker/Tucker Joint Venture

                                                       Three Months Ended                  Nine Months Ended
                                                 -------------------------------    -------------------------------
                                                 September 30,     September 30,    September 30,     September 30,
                                                      2000             1999              2000             1999
                                                 -------------     -------------    -------------     -------------
Revenues:
    Rental income                                   $ 341,100         $ 351,124      $ 1,029,160       $ 1,031,027
    Interest income                                       187                53              536               326
                                                 -------------     -------------    -------------     -------------
                                                      341,287           351,177        1,029,696         1,031,353
                                                 -------------     -------------    -------------     -------------
Expenses:
    Depreciation                                      123,119           127,287          368,681           356,539
    Management and leasing expenses                    32,737            36,741           93,118           124,707
    Other operating expenses                          122,566           165,238          365,317           364,186
                                                 -------------     -------------    -------------     -------------
                                                      278,422           329,266          827,116           845,432
                                                 -------------     -------------    -------------     -------------
Net income                                          $  62,865         $  21,911      $   202,580       $   185,921
                                                 =============     =============    =============     =============

Occupied percentage                                        88%               88%              88%               88%
                                                 =============     =============    =============     =============

Partnership's ownership percentage                        2.4%              2.4%             2.4%              2.4%
                                                 =============     =============    =============     =============

Cash distribution to the
    Fund II-Fund II-OW Joint Venture*               $  82,244         $  39,495      $   205,848       $   130,236
                                                 =============     =============    =============     =============
Net income generated to the
    Fund II-Fund II-OW Joint Venture*               $  28,233         $   9,840      $    90,979       $    83,497
                                                 =============     =============    =============     =============

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained relatively stable in 2000 as compared to 1999. Total expenses decreased in 2000, as compared to 1999, due to a decrease in management and leasing expenses in 2000. The decrease in management and leasing expenses was due to a decrease in leasing commissions and lease acquisition fees. As a result, net income increased for the three months and nine months ended September 30, 2000 as compared to the same periods in 1999.

This property is currently being marketed for sale by The First Fidelity Companies. To maximize the disposition value, the management team is separating the retail and creating a condominium for the office buildings. The legal and site work should be complete so that the management team can market this property to investors in early fall. The Partnership's goal is to have this property sold by the end of 2002.

           Cherokee Commons/Fund I, II, II-OW, VI, VII Joint Venture

                                             Three Months Ended                  Nine Months Ended
                                      --------------------------------    -------------------------------
                                       September 30,     September 30,    September 30,     September 30,
                                            2000             1999              2000             1999
                                      -------------      -------------    -------------     -------------
Revenues:
    Rental income                          $249,102          $238,923         $713,717          $703,538
    Interest income                              32                 8               71                47
                                        -----------      ------------      -----------      ------------
                                            249,134           238,931          713,788           703,585
                                        -----------      ------------      -----------      ------------
Expenses:
    Depreciation                            110,562           111,379          331,687           332,906
    Management and leasing expenses          10,360            22,863           46,653            73,992
    Other operating expenses                 51,473            48,342           30,688            28,699
                                        -----------      ------------      -----------      ------------
                                            172,395           182,584          409,028           435,597
                                        -----------      ------------      -----------      ------------
Net income                                $  76,739         $  56,347         $304,760          $267,988
                                        ===========      ============      ===========      ============

Occupied percentage                              97%               97%              97%               97%
                                        ===========      ============      ===========      ============

Partnership's ownership percentage              2.9%              2.9%             2.9%              2.9%
                                        ===========      ============      ===========      ============
Cash distribution to the
    Fund II-Fund II-OW Joint Venture*     $  89,127         $  94,923         $348,191          $322,585
                                        ===========      ============      ===========      ============
Net income generated to the
    Fund II-Fund II-OW Joint Venture*     $  31,805         $  30,743         $166,280          $146,217
                                        ===========      ============      ===========      ============

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to increased rental renewal rates. Management and leasing expenses decreased in 2000, as compared to 1999, due to increased leasing commissions for 1999 and a catch-up of 1998 management fees in 1999. Other operating expenses remained relatively stable for the nine months ended September 30, 2000, as compared to the same period in 1999. Net income increased for the three months and nine months ended September 30, 2000, as compared to the same periods in 1999, due to the lower management and leasing expenses.

This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

                          PART II. OTHER INFORMATION


ITEM 6 (b.) No reports on Form 8-K were filed during the third quarter of 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   WELLS REAL ESTATE FUND II-OW
                                   (Registrant)
Dated:  November 10, 2000          By: /s/ Leo F. Wells, III
                                       ---------------------
                                   Leo F. Wells, III, as Individual
                                   General Partner, and as President,
                                   Sole Director, and Chief Financial
                                   Officer of Wells Capital, Inc., the
                                   Corporate General Partner