Form 10-K
period 2000-12-31
WELLS REAL ESTATE FUND II-OW
filed 2001-03-28
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended    December 31, 2000                             or
                           -----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to __________________ to _______________________
Commission file number            0-17876

                         WELLS REAL ESTATE FUND II-OW
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                              Georgia                                                         58-1754703
-----------------------------------------------------------------          ------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (I.R.S. Employer Identification Number)


6200 The Corners Parkway, Norcross, Georgia                                                     30092
-----------------------------------------------------------------          ------------------------------------------------
(Address of principal executive offices)                                                      (Zip Code)

Registrant's telephone number, including area                                               (770) 449-7800
code Securities registered pursuant to Section 12 (b) of the Act:          ------------------------------------------------

                       Title of each class                                       Name of exchange on which registered
-----------------------------------------------------------------          ------------------------------------------------
                              NONE                                                               NONE
-----------------------------------------------------------------          ------------------------------------------------

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

Yes   X   No ____
    ----

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

As of December 31, 2000 the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"); (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"); (iii) a restaurant located in Fulton County, Georgia ("the Brookwood Grill"); (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road"); (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker"); and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"). All of the foregoing properties were acquired on an all cash basis.

Employees

The Partnership has no direct employees. The employees of Wells Capital, Inc., a General Partner of the Partnership, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11--"Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the fiscal year ended December 31, 2000.

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

ITEM 2.  PROPERTIES

The Partnership owns all of its properties through a joint venture (the "Fund II-Fund II-OW Joint Venture") formed on March 1, 1988, between the Partnership and Wells Real Estate Fund II ("Well Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of December 31, 2000, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5% and the equity interest of Wells Fund II was approximately 95%. The Partnership does not have control over the operations of the joint ventures; however, it does exercise significant influence. Accordingly, investment in joint ventures is recorded on the equity method.

Of the six properties owned by the joint venture, three are retail shopping centers, two are office buildings and one is a restaurant. As of December 31, 2000, these properties were 98% occupied. As of December 31, 1999, these properties were 97% occupied. As of December 31, 1998, these properties were 95% occupied.

The following table shows lease expirations during each of the next ten years for all leases as of December 31, 2000, assuming no exercise of renewal options or termination rights:

                                                                            Partnership          Percentage           Percentage
                      Number                                                  Share of            of Total             of Total
   Year of              of             Square            Annualized          Annualized            Square             Annualized
    Lease             Leases            Feet             Gross Base          Gross Base             Feet              Gross Base
 Expiration          Expiring         Expiring            Rent (1)            Rent (1)            Expiring               Rent
-------------       ----------       -----------        ------------          --------            ---------           -----------
    2001(2)             17             105,196          $ 1,407,088           $ 56,240                31.0%                30.1%
    2002(3)             18             164,079            2,232,883             59,368                48.4                 47.7
    2003                15              24,222              325,979              8,308                 7.1                  7.0
    2004                12              25,641              387,017              7,712                 7.7                  8.3
    2005                 2               4,540               61,629              1,575                 1.3                  1.3
    2006                 1               5,935              127,575              1,008                 1.7                  2.7
    2007                 1               3,600               46,793              1,357                 1.1                  1.0
    2008                 1               2,400               27,384                652                 0.7                  0.6
    2009                 0                   0                    0                  0                 0.0                  0.0
    2010                 1               3,531               61,969              1,475                 1.0                  1.3
                    -----------      ------------       ------------          ----------          ------------        -----------
                        68             339,144          $ 4,678,317           $137,695               100.0%               100.0%
                    ===========      ============       ============          ==========          ============        ===========

               (1) Average monthly gross rent over the life of the lease, annualized.

               (2) Expiration of First Union Bank with 70,752 square feet at the First Union project.

               (3) Expiration of Boeing Company lease with 119,040 square feet at the Atrium.

The following describes the properties in which the Partnership owns an interest as of December 31, 2000:

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

          The occupancy rates at the Charlotte Property as of December 31 were 100% in 2000, 1999, and 1998.

          The average effective annual rental per square foot at the First Union Property was $11.93 for 2000, $10.14 for 1999, $6.49 for 1998 and
          1997, and $6.51 for 1996.

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

          The funds used by the Fund II-Fund III Joint Venture to acquire the Atrium were derived from capital contributions made to the Fund II-Fund III Joint Venture by the Fund II-Fund II-OW Joint Venture and Wells Fund III in the amounts of $8,327,856 and $2,538,000, respectively, for total initial capital contributions of $10,865,856. As of December 31, 2000, the Fund II-Fund II-OW Joint Venture and Wells Fund III had made total capital contributions to the Fund II-Fund III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of the Atrium.

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

          On March 3, 1997, a lease was signed with The Boeing Company for the entire Atrium building. The lease is for a period of five years with an option to renew for an additional five year term. The rental rate for the first three years of the lease term is $12.25 per square foot and $12.50 per square foot for the final two years of initial lease term. The rate for the optional five year term will be determined based upon then current market rates. Upon 150 day prior written notice, Boeing has the right to cancel its lease in the event that NASA or another prime contractor were to cancel or substantially reduce its contract. In addition, there is a no-cause cancellation provision at the end of the first three year period. This no-cause cancellation was not exercised. The lease also provides that tenant will pay certain operating expenses in excess of $5.50 per square foot on an annual basis.

          Boeing began the move-in phase of its occupancy on April 15, 1997, and occupied the Atrium and began paying rent on May 15, 1997. The total cost of completing the required tenant improvements and outside broker commissions of approximately $1.4 million was funded out of reserves and cash flows of the Partnership, Wells Fund II-OW and Wells Fund
          III. As of December 31, 2000, the Partnership had contributed approximately $21,744, Wells Fund II had contributed approximately $387,752, Wells Fund III had contributed approximately $659,810, and the Fund II - Fund III Joint Venture had contributed $330,694 to Fund the tenant improvements and outside broker commissions required. As of December 31, 2000, the Fund II- Fund II-OW Joint Venture holds approximately 61%, and Wells Fund III holds approximately 39%.

          The occupancy rate at the Atrium property was 100% as of December 31, 2000, 1999, and 1998. The average effective rental per square foot at the Atrium is $12.34 for 2000, $12.35 for 1999 and 1998, $7.77 for
          1997, and $8.81 for 1996.

          The Brookwood Grill Property/Fund II - Fund III Joint Venture

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

          As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately
          1.5 acres and the construction of a 7,440 square foot restaurant. This restaurant, which opened early in March 1992, is similar in concept to Houston's, Ruby Tuesday, and Friday's. It is principally owned by David Rowe, an Atlanta real estate developer of Kroger shopping centers, and several operating partners, formerly with Houston's. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year option periods. In January 2001, the tenant renewed a ten-year lease with a base rental of $286,983 per year for years one through five, and $330,030 per year for years six through ten. The Fund II-Fund III Joint Venture has expended approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping, and other improvements. In addition to the base rent described above, the tenant is required to pay additional rent in amounts equal to a 12% per annum return on all amounts expended for such improvements.

          The occupancy rate for the Brookwood Grill, a sole tenant, was 100% as of December 31, 2000, 1999, and 1998. The average effective rental per square foot at the Brookwood Grill is $30.22 for 2000 and 1999, $30.26 for 1998 and 1997, and $30.29 for 1996.

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

          In January 1995, the Fund II-Fund III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Road Property") including land improvements for the development and construction on two buildings with a total of 49,534 square feet. Fourteen tenants occupied the Holcomb Bridge Road Property as of December 31, 2000 for an occupancy rate of 92% in 2000, 100% in 1999, and 94% in 1998. The average effective annual rental per square foot at the Holcomb Bridge Property was $17.55 for 2000, $19.36 for 1999, $17.63 for 1998, $13.71
          for 1997, and $9.87 for 1996.

          As of December 31, 2000, Fund II and Fund III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24.1%, Wells Fund VI had contributed $1,929,541 for an equity interest of approximately 26.9%, and Wells Fund VII had contributed $3,525,041 for an equity interest of approximately 49.0%. The total cost to develop the Holcomb Bridge Road Property was $5,454,582, excluding land.

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

          Both Wells Fund I and the Fund II-Fund II-OW Joint Venture have funded the cost of completing the Tucker Property through capital contributions which have been paid as progressive stages of construction were completed. As of December 31, 2000, Wells Fund I had contributed a total of $6,194,634, and the Fund II-Fund II-OW Joint Venture had contributed a total of $4,764,585 for the acquisition and development of the Tucker Property. As of December 31, 2000, Wells Fund I had an approximate 55% equity interest in the Tucker Property and the Fund II-Fund II-OW Joint Venture had an approximate 45% equity interest in the Tucker Property. As of December 31, 2000, the Tucker Property was 89% occupied by 36 tenants.

          There are no tenants in the property occupying ten percent or more of the rentable square footage. The principal businesses, occupations, and professions carried on in the building are typical retail shopping/commercial office services.

          The occupancy rate at the Tucker Property was 89% in 2000, 87% in 1999, and 94% in 1998.

          The average effective annual rental per square foot at the Tucker Property was $14.29 for 2000, $14.11 for 1999, $12.76 for 1998, $11.08
          for 1997, and $13.78 for 1996.

          This property is currently being marketed for sale by The First Fidelity Companies. The management team is considering separating the retail and creating a condominium for the office buildings. The legal and site work have been completed so that the management team can market this property to investors. The Partnership's goal is to have this property sold by the end of 2002.

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

          As of December 31, 2000, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-Fund II-OW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I, II, II-OW, VI, VII Joint Venture. As of December 31, 2000, the equity interests in the Fund I, II, II-OW, VI, VII Joint Venture were approximately as follows: Wells Fund I--24%, Fund II-Fund II-OW Joint Venture--54%, Wells Fund VI--11% and Wells Fund VII--11%.

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

          The occupancy rate at the Cherokee Property was 98% in 2000, 97% in 1999, and 91% in 1998.

          The average effective annual rental per square foot at the Cherokee Property was $9.31 for 2000, $9.11 for 1999, $8.78 for 1998, $8.49 for
          1997, and $8.59 for 1996.

          This property is currently being marketed for sale by CB Richard Ellis. The marketing piece is being broadly distributed to investors throughout the country. The Partnership's goal is to have this property sold by the end of 2002.

ITEM 3.  LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during 2000.

                                    PART II

ITEM 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2001, the Partnership had 6,062 outstanding Class A Units held by a total of 179 Limited Partners and 1,626 outstanding Class B Units held by a total of 41 Limited Partners. The capital contribution per unit is $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

The General Partners have estimated the investment value of properties held by the Partnership as of December 31, 2000 to be $158.82 per Class A Unit and $358.59 per Class B Unit based on market conditions existing in early December 2000. The methodology used for this valuation was to estimate the amount a holder of Partnership Unites would receive if the Partnership's properties were all sold in the ordinary course of business as of December 31, 2000, and the proceeds from such sales (without reduction for selling expenses), together with Partnership funds held as of such date, were distributed in a liquidation of the Partnership. This value was confirmed as reasonable by an independent MAI appraiser, David L. Beal Company, although no actual MAI appraisal was performed due to the inordinate expense involved with such an undertaking. The valuation does not include any fractional interest valuation.

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

Cash distributions from Net Cash from Operations to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributions paid monthly. Cash distributions made to the Limited Partners for the two most recent fiscal years were as follows:

                                                    Per Class A          Per Class A         Per Class B          Per Class B
     Distribution                 Total                Unit                  Unit                Unit                 Unit
     for Quarter                  Cash              Investment            Return of           Return of             General
        Ended                  Distributed            Income               Capital             Capital              Partner
----------------------       ---------------      ---------------       --------------      -------------       ---------------
March 31, 1999                  $22,662               $0.59                 $3.14               $0.00               $0.00
June 30, 1999                    20,864                0.67                  2.78                0.00                0.00
September 30, 1999               24,665                1.38                  2.69                0.00                0.00
December 31, 1999                26,535                0.82                  3.56                0.00                0.00
March 31, 2000                   26,527                1.43                  2.95                0.00                0.00
June 30, 2000                    27,474                1.20                  3.33                0.00                0.00
September 30, 2000               27,474                0.96                  3.57                0.00                0.00
December 31, 2000                26,342                1.05                  3.30                0.00                0.00

The fourth quarter distributions of cash available for distribution were accrued for accounting purposes in 2000 and were not actually paid until February 2001.

ITEM 6.   SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2000, 1999, 1998, 1997, and 1996:

                                                 2000          1999           1998          1997           1996
                                              ----------    ----------     ----------    ----------    -----------
Total assets                                  $1,109,652    $1,189,195     $1,255,377    $1,334,105     $1,379,623
Total revenues                                    28,101        20,918          5,190       (18,601)         6,273
Net income (loss)                                 28,101        20,918          5,190       (18,601)         6,273
Net income (loss) allocated to Class A
   limited partners                               28,101        20,918          5,190       (18,601)        68,549
Net loss allocated to Class B limited
   partners                                            0             0              0             0        (62,276)
Net income (loss) allocated to Class A
   limited partner unit                       $     4.64    $     3.45     $     0.86    $    (3.07)    $    11.31
Net loss per Class B limited partner
   unit                                             0.00          0.00           0.00          0.00         (38.30)
Cash distribution per Class A limited
   partner unit                                    17.79         15.63          13.96          6.03          11.61
Cash distribution per Class B limited
   partner unit                                     0.00          0.00           0.00          0.00           0.00

Cash distributions per unit were comprised of $4.64 paid from net cash from operations and $13.15 paid from capital in 2000.

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

Results of Operations and Changes in Financial Conditions

General

As of December 31, 2000, the properties owned by the Fund II-Fund II-OW Joint Venture were 97% occupied, as compared to 97% in 1999, and 95% in 1998.

Gross revenues of the Partnership were $28,101 for the year ended December 31, 2000 compared to $20,918 for the year ended December 31, 1999, and $5,190 for the fiscal year ended December 31, 1998. The increase in gross revenues is primarily due to increased rental renewal rates in April 1999 for First Union at Charlotte.

Administrative expenses of the Partnership are incurred at the joint venture level.

The Partnership made cash distributions to Limited Partners holding Class A units of $17.79 per unit for fiscal year ended December 31, 2000, $15.63 per unit for fiscal year ended December 31, 1999, and $13.96 per unit for fiscal year ended December 31, 1998. The Partnership made no cash distributions to Limited Partners holding Class B units for fiscal year ended 2000, 1999, and 1998.

Property Operations

As of December 31, 2000, the Partnership's percentage ownership in properties was as follows: 5.3% in the First Union Property, 3.26% in the Atrium, 3.31% in the Brookwood Grill Property, 0.79% in the Holcomb Bridge Road Property, 2.38% in the Tucker Property and 2.90% in the Cherokee Property.

As of December 31, 2000, the Partnership owned interests in the following properties through the Fund II-Fund II-OW Joint Venture:

            First Union Property/Fund II - Fund II-OW Joint Venture

                                                                             For the Year Ended December 31
                                                                      ---------------------------------------------
                                                                          2000            1999             1998
                                                                      ------------    ------------   --------------
Revenues:
    Rental income                                                         $844,071        $717,676         $458,867
                                                                      ------------    ------------   --------------
Expenses:
    Depreciation                                                           367,667         367,667          367,667
    Management and leasing expenses                                         69,128          61,295           45,887
    Other operating expenses                                                16,105          17,797           14,932
                                                                      ------------    ------------   --------------
                                                                           452,900         446,759          428,486
                                                                      ------------    ------------   --------------
Net income                                                                $391,171        $270,917         $ 30,381
                                                                      ============    ============   ==============

Occupied percentage                                                            100%            100%             100%
                                                                      ============    ============   ==============

Partnership ownership percentage                                               5.3%            5.3%             5.3%
                                                                      ============    ============   ==============

Cash generated to the Fund II-Fund II-OW Joint Venture*                   $777,192        $677,542         $467,262
                                                                      ============    ============   ==============

Net income allocated to the Fund II-Fund II-OW Joint Venture*             $391,171        $270,917         $ 30,381
                                                                      ============    ============   ==============

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income and net income increased, as compared to 1999 and 1998, due primarily to increased rental renewal rates in April 1999. Management and leasing expenses increased due primarily to increased rental income.

Real estate taxes and all operational expenses for the building are the responsibility of the tenant.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 1. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

                   The Atrium/Fund II-Fund III Joint Venture

                                                                           For the Year Ended December 31
                                                                   -----------------------------------------------
                                                                      2000              1999              1998
                                                                   -----------       -----------      ------------
Revenues:
    Rental income                                                  $ 1,468,784       $ 1,470,144      $  1,470,144
    Other income                                                             0             4,000            13,280
                                                                   -----------       -----------      ------------
                                                                     1,468,784         1,474,144         1,483,424
                                                                   -----------       -----------      ------------
Expenses:
    Depreciation                                                       877,240           867,720           866,778
    Management and leasing expenses                                    185,035           179,762           186,102
    Other operating expenses                                           743,835           720,594           713,955
                                                                   -----------       -----------      ------------
                                                                     1,806,110         1,768,076         1,766,835
                                                                   -----------       -----------      ------------
Net loss                                                           $  (337,326)      $  (293,932)     $   (283,411)
                                                                   ===========       ===========      ============

Occupied percentage                                                        100%              100%              100%
                                                                   ===========       ===========      ============

Partnership ownership percentage                                           3.3%              3.3%              3.3%
                                                                   ===========       ===========      ============

Cash distributed to the Fund II-Fund II-OW Joint Venture*          $   354,232       $   385,541      $    405,758
                                                                   ===========       ===========      ============

Net loss allocated to the Fund II-Fund II-OW Joint Venture*        $  (206,781)      $  (180,180)     $   (173,731)
                                                                   ===========       ===========      ============

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income remained relatively stable in 2000, as compared to 1999 and 1998. Management and leasing expenses increased, as compared to 1999, due to a change in estimated fees recorded in 1998, which resulted in decreased fees in 1999. Other operating expenses increased due primarily to increased expenditures in electricity, HVAC repairs, plumbing repairs, and glass maintenance in the building. As a result, net income and cash distribution to the Fund II-Fund II-OW Joint Venture decreased.

The Atrium property incurred property taxes of $187,536 for 2000, $175,360 for 1999, and $148,006 for 1998.

For comments on the general competitive conditions to which the property may be subject, see Item 1, Business, page 2. For additional information on the property, tenants, etc. see Item 2, Properties, page 3.

          The Brookwood Grill Property/Fund II-Fund III Joint Venture

                                                                             For the Year Ended December 31
                                                                      ---------------------------------------------
                                                                          2000              1999             1998
                                                                      ------------      -----------      ----------
Revenues:
    Rental income                                                         $224,801         $224,801        $225,100
    Equity in income of joint venture                                       55,489           81,669          78,791
                                                                      ------------      -----------      ----------
                                                                           280,290          306,470         303,891
                                                                      ------------      -----------      ----------
Expenses:
    Depreciation                                                            54,014           54,014          54,012
    Management and leasing expenses                                         25,320           30,096          23,349
    Other operating expenses                                                 6,513             (460)        (24,632)
                                                                      ------------      -----------      ----------
                                                                            85,847           83,650          52,729
                                                                      ------------      -----------      ----------
Net income                                                                $194,443         $222,820        $251,162
                                                                      ============      ===========      ==========

Occupied percentage                                                            100%             100%            100%
                                                                      ============      ===========      ==========

Partnership ownership percentage in the Fund II-Fund III Joint
    Venture                                                                    3.3%             3.3%            3.3%
                                                                      ============      ===========      ==========

Cash distributed to the Fund II-Fund II-OW Joint Venture*                 $236,064         $253,723        $270,886
                                                                      ============      ===========      ==========

Income allocated to the Fund II-Fund II-OW Joint Venture*                 $121,235         $138,928        $156,599
                                                                      ============      ===========      ==========

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Although rental income remained relatively stable in 2000, 1999, and 1998 total revenues decreased in 2000 due to the decrease in equity income from Fund II, III, VI, VII Joint Venture, as the Holcomb Bridge Property decreased its occupancy rate.

Management and leasing expenses decreased in 2000, as compared to 1999, due to a change in estimated fees recorded in 1999. Other operating expenses increased due primarily to appraisal fees for this property and increased administrative salaries.

The Brookwood Grill Property incurred property taxes of $17,973 for 2000, $18,055 for 1999, and $16,270 for 1998.

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

       Holcomb Bridge Road Property/Fund II, III, VI, VII Joint Venture

                                                                             For the Year Ended December 31
                                                                        -------------------------------------------
                                                                          2000            1999             1998
                                                                        ----------     -----------    -------------
Revenues:
    Rental income                                                         $869,390        $953,952         $872,978
    Other income                                                                 0          23,843           36,000
                                                                        ----------     -----------    -------------
                                                                           869,390         977,795          908,978
                                                                        ----------     -----------    -------------
Expenses:
    Depreciation                                                           355,293         415,165          376,290
    Management and leasing expenses                                        111,567         129,798           97,701
    Other operating expenses                                               171,997          93,534          107,418
                                                                        ----------     -----------    -------------
                                                                           638,857         638,497          581,409
                                                                        ----------     -----------    -------------
Net income                                                                $230,533        $339,298         $327,569
                                                                        ==========     ===========    =============

Occupied percentage                                                             92%            100%              94%
                                                                        ==========     ===========    =============

Partnership ownership percentage in the Fund II, III, VI, VII
    Joint Venture                                                              0.8%            0.8%             0.8%
                                                                        ==========     ===========    =============

Cash distribution to the Fund II-Fund III Joint Venture*                  $156,763        $182,886         $179,198
                                                                        ==========     ===========    =============

Net income allocated to the Fund II-Fund III Joint Venture*               $ 55,489        $ 81,669         $ 78,791
                                                                        ==========     ===========    =============

*The Partnership holds a 3.30% ownership in the Fund II-Fund III Joint Venture.

Rental income decreased in 2000, as compared to 1999 and 1998, due to decreased occupancy. Depreciation expense was higher in 1999, as compared to 1998 and 2000, due to increased tenant improvement for new tenants for 1999 and some tenant improvement becoming fully depreciated in 1999. Other operating expenses increased due to appraisal fees for this property and a bad debt recorded in this year.

The Holcomb Bridge Property incurred property taxes of $52,887 for 2000, $53,896 for 1999, and $52,162 for 1998.

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

                 Tucker Property/Fund I--Fund II Joint Venture

                                                                           For the Year Ended December 31
                                                                 -------------------------------------------------
                                                                      2000              1999              1998
                                                                 -------------       -----------     -------------
Revenues:
    Rental income                                                    1,390,599        $1,373,213       $ 1,242,332
    Interest income                                                        601               447                 0
                                                                 -------------       -----------     -------------
                                                                     1,391,200         1,373,660         1,242,332
                                                                 -------------       -----------     -------------
Expenses:
    Depreciation                                                       491,806           491,385           440,099
    Management and leasing expenses                                    121,946           158,270           164,378
    Other operating expenses                                           506,139           498,849           532,985
                                                                 -------------       -----------     -------------
                                                                     1,119,891         1,148,504         1,137,462
                                                                 -------------       -----------     -------------
Net income                                                         $   271,309        $  225,156       $   104,870
                                                                 =============       ===========     =============

Occupied percentage                                                         89%               87%               94%
                                                                 =============       ===========     =============

Partnership ownership percentage                                           2.4%              2.4%              2.4%
                                                                 =============       ===========     =============

Cash distribution to the Fund II-Fund II-OW Joint Venture*         $   285,191        $  199,737       $   170,937
                                                                 =============       ===========     =============

Net income allocated to the Fund II-Fund II-OW Joint
    Venture*                                                       $   121,845        $  101,117       $    47,097
                                                                 =============       ===========     =============

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 1999, compared to 1998, even though occupancy decreased due to increased rental renewal rates and the decrease in occupancy moving slowly downward throughout the year. The rental income increase in 2000, as compared to 1999, was due to increased tenant occupancy at the property. The increase in depreciation expense for 1999 was due to capitalized building repairs. The management and leasing expenses decreased in 2000, as compared to 1999, due to an adjustment of the estimated tenant billings. Other operating expenses decreased for 1999, as compared to 1998, due to significant variable expenses for those years. Expenses were higher in 1998 due to sewer and main water line repairs. The cash distribution increased in 2000, as compared to 1999, due to a decrease in capital expenditures in 2000.

Real estate taxes were $111,946 in 2000, $91,970 in 1999, and $93,697 in 1998.

This property is currently being marketed for sale by The First Fidelity Companies. The management team is considering separating the retail and creating a condominium for the office buildings. The legal and site work has been completed so that the management team can market this property to investors. The Partnership's goal is to have this property sold by the end of 2002.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

 Cherokee Commons Shopping Center/Fund I, II, II-OW, VI, and VII Joint Venture

                                                                             For the Year Ended December 31
                                                                      ---------------------------------------------
                                                                          2000            1999             1998
                                                                      ------------      ----------    -------------
Revenues:
    Rental income                                                         $965,305        $945,222         $909,831
    Interest income                                                             78              68               84
                                                                      ------------      ----------    -------------
                                                                           965,383         945,290          909,915
                                                                      ------------      ----------    -------------
Expenses:
    Depreciation                                                           442,250         447,969          444,660
    Management and leasing expenses                                         74,422          94,149           82,517
    Other operating expenses                                                54,089          68,089           84,676
                                                                      ------------      ----------    -------------
                                                                           570,761         610,207          611,853
                                                                      ------------      ----------    -------------
Net income                                                                $394,622        $335,083         $298,062
                                                                      ============      ==========    =============

Occupied percentage                                                             98%             97%              91%
                                                                      ============      ==========    =============

Partnership ownership percentage                                               2.9%            2.9%             2.9%
                                                                      ============      ==========    =============

Cash distributed to the Fund II-Fund II-OW Joint Venture*                 $453,678        $425,382         $403,744
                                                                      ============      ==========    =============

Net income allocated to the Fund II-Fund II-OW Joint Venture*             $215,310        $182,825         $162,626
                                                                      ============      ==========    =============

*The Partnership holds a 5% ownership in the Fund II-Fund II-OW Joint Venture.

Rental income increased in 2000, as compared to 1999 and 1998, due to an increase in occupancy and rental renewals. Management and leasing expenses decreased in 2000, as compared to 1999, due to decreased leasing commission. Management and leasing expenses increased in 1999, as compared to 1998, due to an increase in occupancy and rental renewal rates. Depreciation expense decreased in 2000, as compared to 1999, due to some tenant improvements becoming fully depreciated in 1999. Operating expenses decreased in 2000, as compared to 1999, due to a reimbursable tenant improvement write-off in 1999, and decreased in 1999, as compared to 1998, due to differences and adjustments of CAM billings to tenants offset by increased expenses for tenant improvements, HVAC repairs, and a partial demolition of a tenant suite in 1999. Tenants are billed an estimated amount for the current year common area maintenance which is ten reconciled the next year and the difference is billed to the tenant.

Real estate taxes were $82,048 for 2000, $87,411 for 1999, and $77,311 for 1998.

For comments on the general conditions to which the property may be subject, see
Item 1, Business, page 2. For additional information on the property, tenants, etc., see Item 2, Properties, page 3.

Liquidity and Capital Resources

During its offering, which terminated on September 7, 1988, the Partnership raised a total of $1,921,600 through the sale of 7,688 units. No additional units will be sold by the Partnership. As of December 31, 2000, the Partnership contributed an aggregate of $1,537,600 in capital contributions to the Fund II - Fund II-OW Joint Venture, after incurring approximately $384,000 in offering costs, commissions and acquisitions and advisory fees.

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

Net cash provided by investing activities increased from $90,167 to $104,801 in 2000, and net cash used in financing activities increased from $87,200 to $108,010 in 2000 due to the increase in distributions from joint ventures as net income increased.

The Partnership's cash distribution to Class A Unit holders paid and payable through the fourth quarter of 2000 have been paid from Net Cash from Operations and a Return of Capital. The Partnership anticipates that distributions will continue to be paid on a quarterly basis from such sources. No cash distributions were paid to Class B Unit holders for 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2000.

                                   PART III

ITEM 10.  GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital, Inc.

Wells Capital, Inc. ("Capital") is a Georgia corporation formed in April 1984. The executive offices of Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Capital.

Leo F. Wells, III.

Mr. Wells is a resident of Atlanta, Georgia, is 57 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also currently the sole Director and President of Wells Management Company, Inc., a property management company he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc. which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11.  COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2000:

                                                                                                      (C)
                                                                                               -----------------
                (A)                                                 (B)                               Cash
        Name of Individual                              Capacities in Which Served             -----------------
        or Number in Group                                 Form of Compensation                   Compensation
----------------------------------                -------------------------------------        ------------------
                                                  Property Manager-Management
Wells Management Company, Inc.                    And Leasing Fees                                   $12,565(1)

                                                  General Partner-Partnership
Wells Capital, Inc.                               Cash Flow Distributions                                  0

                                                  General Partner-Partnership
Leo F. Wells, III                                 Cash Flow Distributions                                  0


        (1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of December 31, 2000:

                                          (2)                            (3)
            (1)                   Name and Address of            Amount and Nature of                 (4)
      Title of Class               Beneficial Owner              Beneficial Ownership           Percent of Class
--------------------------   -----------------------------  ------------------------------  ------------------------
                                                            0 Units (IRA, 401 (k) and
Class A units                Leo F. Wells, III              Profit Sharing)                 Less than 1%
                                                            0 Units (401 (k) and Profit
Class B units                Leo F. Wells, III              Sharing)                        Less than 1%

The General Partners did not receive any distributions from cash flows or sale proceeds in 2000.

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership.

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in net cash flow from operations equal to 10% of net cash flow after the Limited Partners have received preferential distributions equal to 9% of their adjusted capital accounts in each fiscal year. In addition, after the Limited Partners receive their distributions equal to 9% of their capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 15% cumulative return on their adjusted capital contributions. The General Partners received no partnership cash flow or net sale proceeds during 2000.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees are not paid directly by the Partnership but by the joint venture entities which own the properties. The Partnership's share of these fees which were paid to Wells Management Company, Inc. totaled $12,565 for the year ended December 31, 2000.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. During 2000, no real estate commissions were paid to the General Partners or their affiliates.

           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK.)

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. The financial statements are contained on pages F-2 through F-46 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a)2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) No reports on Form 8-K were filed with the commission during the year of 2000.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)     See (a) 2 above.


           (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                  SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of March 2001.

                                        Wells Real Estate Fund II-OW
                                        (Registrant)

                                        By: /s/Leo F. Wells, III
                                            ------------------------------------
                                            Leo F. Wells, III
                                        Individual General Partner and as
                                        President and Chief Financial Officer of
                                        Wells Capital, Inc., the Corporate
                                        General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

            Signature                                 Title                                    Date
---------------------------------       ---------------------------------       ---------------------------------
/s/Leo F. Wells, III
---------------------------------
Leo F. Wells, III                       Individual General Partner,             March 27, 2001
                                        President and Sole Director of Wells
                                        Capital, Inc., the Corporate General
                                        Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                          INDEX TO FINANCIAL STATEMENTS

                                    Financial Statements                                        Page
------------------------------------------------------------------------------------------     ------
Independent Auditors' Report                                                                     F2

Balance Sheets as of December 31, 2000 and 1999                                                  F3

Statements of Income (Loss) for the Years ended December 31, 2000, 1999, and 1998                F4

Statements of Partners' Capital for the Years Ended December 31, 2000, 1999, and 1998            F5

Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998                   F6

Notes to Financial Statements for December 31, 2000, 1999, and 1998                              F7

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Wells Real Estate Fund II-OW:


We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND II-OW (a Georgia public limited partnership) as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II-OW as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP





Atlanta, Georgia
January 30, 2001

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999





                                    ASSETS

                                                         2000          1999
                                                      ----------    ----------
INVESTMENT IN JOINT VENTURE                           $1,082,280    $1,159,995

CASH AND CASH EQUIVALENTS                                  1,127         3,865

DUE FROM AFFILIATE                                        26,245        25,335
                                                      ----------    ----------
          Total assets                                $1,109,652    $1,189,195
                                                      ==========    ==========


                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
   Accounts payable                                   $      630    $      264
   Partnership distributions payable                      26,342        26,536
                                                      ----------    ----------
          Total liabilities                               26,972        26,800
                                                      ----------    ----------

COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
   Limited partners:
      Class A--6,062 units                             1,082,680     1,162,395
      Class B--1,626 units                                     0             0
                                                      ----------    ----------
          Total partners' capital                      1,082,680     1,162,395
                                                      ----------    ----------
          Total liabilities and partners' capital     $1,109,652    $1,189,195
                                                      ==========    ==========




     The accompanying notes are an integral part of these balance sheets.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                           2000       1999      1998
                                                         -------    -------    ------
REVENUES:
   Equity in income of joint venture                     $27,996    $20,789    $5,190
   Interest income                                           105          0         0
   Other income                                                0        129         0
                                                         -------    -------    ------
                                                          28,101     20,918     5,190

EXPENSES                                                       0          0         0
                                                         -------    -------    ------
NET INCOME                                               $28,101    $20,918    $5,190
                                                         =======    =======    ======

NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS         $28,101    $20,918    $5,190
                                                         =======    =======    ======

NET INCOME PER CLASS A LIMITED PARTNER UNIT              $  4.64    $  3.45    $ 0.86
                                                         =======    =======    ======

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT       $ 17.79    $ 15.63    $13.96
                                                         =======    =======    ======

       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                     Limited Partners                 Total
                                        ---------------------------------------
                                                Class A             Class B         Partners'
                                        ---------------------  ----------------
                                          Units      Amount     Units    Amount      Capital
                                        ---------  ----------  -------   ------    ----------
BALANCE, December 31, 1997                  6,062  $1,315,655    1,626   $    0    $1,315,655

   Net income                                   0       5,190        0        0         5,190
   Partnership distributions                    0     (84,606)       0        0       (84,606)
                                        ---------  ----------  -------   ------    ----------
BALANCE, December 31, 1998                  6,062   1,236,239    1,626        0     1,236,239

   Net income                                   0      20,918        0        0        20,918
   Partnership distributions                    0     (94,762)       0        0       (94,762)
                                        ---------  ----------  -------   ------    ----------
BALANCE, December 31, 1999                  6,062   1,162,395    1,626        0     1,162,395

   Net income                                   0      28,101        0        0        28,101
   Partnership distributions                    0    (107,816)       0        0      (107,816)
                                        ---------  ----------  -------   ------    ----------
BALANCE, December 31, 2000                  6,062  $1,082,680    1,626   $    0    $1,082,680
                                        =========  ==========  =======   ======    ==========


       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                           2000       1999       1998
                                                                        ----------  --------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $   28,101   $20,918   $  5,190
                                                                        ----------  --------  ---------
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
         Equity in income of joint venture                                 (27,996)  (20,789)    (5,190)
         Changes in accounts payable                                           366       100        (73)
                                                                        ----------  --------  ---------
              Total adjustments                                            (27,630)  (20,689)    (5,263)
                                                                        ----------  --------  ---------
              Net cash provided by (used in) operating
                 activities                                                    471       229        (73)
                                                                        ----------  --------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Distributions received from joint venture                               104,801    90,167     83,846
                                                                        ----------  --------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to partners in excess of accumulated earnings             (81,298)  (76,671)   (73,220)
   Distributions to partners from accumulated earnings                     (26,712)  (10,529)   (10,625)
                                                                        ----------  --------  ---------
              Net cash used in financing activities                       (108,010)  (87,200)   (83,845)
                                                                        ----------  --------  ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                        (2,738)    3,196        (72)

CASH AND CASH EQUIVALENTS, beginning of year                                 3,865       669        741
                                                                        ----------  --------  ---------
CASH AND CASH EQUIVALENTS, end of year                                  $    1,127  $  3,865  $     669
                                                                        ==========  ========  =========



       The accompanying notes are an integral part of these statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998



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

     Use of Estimates and Factors Affecting the Partnership

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The Partnership recently began considering selling its properties. Management estimates that the net realizable value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy, and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

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

             Basis of Presentation

             The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, the Partnership's investment in the joint venture is recorded using the equity method of accounting. The joint ventures in which Fund II and II-OW hold an ownership interest follow the same accounting policies as the Partnership.

             Real Estate Assets

             Real estate assets held by Fund II and II-OW are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

             Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by Fund II and II-OW or its affiliated joint ventures as of December 31, 2000.

             Depreciation is calculated using the straight-line method over 25 years.

             Revenue Recognition

             All leases on real estate assets held by the joint venture are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

             Partners' Distributions and Allocations of Profit and Loss

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

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliate at December 31, 2000 and 1999 represents the Partnership's share of cash to be distributed from Fund II and II-OW for the fourth quarters of 2000 and 1999.

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

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $12,565, $12,033, and $10,264 for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

3.   INVESTMENT IN JOINT VENTURE

     On March 1, 1988, the Partnership entered into a joint venture agreement with Wells Fund II. The joint venture, Fund II and II-OW, was formed for the purpose of investing in commercial real properties. Fund II and II-OW owns the First Union Property directly and has investments in several other joint ventures. The Partnership's ownership percentage interest in Fund II and II-OW was approximately 5% at December 31, 2000 and 1999.

     The following is a rollforward of the Partnership's investment in joint venture for the years ended December 31, 2000 and 1999:


                                                                    2000          1999
                                                                ------------  ------------
          Investment in joint venture, beginning of year         $1,159,995    $1,235,838
          Equity in income of joint venture                          27,996        20,789
          Distributions from joint venture                         (105,711)      (96,632)
                                                                 ----------    ----------
          Investment in joint venture, end of year               $1,082,280    $1,159,995
                                                                 ==========    ==========

Following are the financial statements for Fund II and II-OW:

                               Fund II and II-OW
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                              2000           1999
                                                                           -----------    -----------
Real estate assets, at cost:
   Land                                                                    $ 1,367,856    $ 1,367,856
   Building and improvements, less accumulated depreciation of
      $3,359,119 in 2000 and $2,991,452 in 1999                              4,411,999      4,779,666
                                                                           -----------    -----------
           Total real estate assets                                          5,779,855      6,147,522
Investment in joint ventures                                                14,576,863     15,654,420
Cash and cash equivalents                                                      144,731        162,241
Due from affiliates                                                            352,673        312,901
Accounts receivable                                                                  0          2,149
Prepaid expenses and other assets                                                8,234         24,473
                                                                           -----------    -----------
           Total assets                                                    $20,862,356    $22,303,706
                                                                           ===========    ===========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                                   $     5,089    $         0
   Partnership distributions payable                                           494,260        477,122
                                                                           -----------    -----------
           Total liabilities                                                   499,349        477,122
                                                                           -----------    -----------
Partners' capital:
   Wells Real Estate Fund II                                                19,280,727     20,666,589
   Wells Real Estate Fund II-OW                                              1,082,280      1,159,995
           Total partners' capital                                          20,363,007     21,826,584
                                                                           -----------    -----------
           Total liabilities and partners' capital                         $20,862,356    $22,303,706
                                                                           ===========    ===========

                               Fund II and II-OW
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                              2000            1999            1998
                                                           -----------     -----------     -----------
Revenues:
   Rental income                                           $   844,071     $   717,676     $   458,867
   Equity in income of joint ventures                          251,609         242,690         192,591
   Interest income                                              11,806             367             481
                                                           -----------     -----------     -----------
                                                             1,107,486         960,733         651,939
                                                           -----------     -----------     -----------
Expenses:
   Depreciation                                                367,667         367,667         367,667
   Partnership administration                                   83,868          88,859          88,632
   Legal and accounting                                         45,824          42,899          43,175
   Management and leasing fees                                  69,128          61,295          45,887
   Operating costs                                               1,484             366           2,914
   Computer costs                                               12,273           8,148           5,906
                                                           -----------     -----------     -----------
                                                               580,244         569,234         554,181
                                                           -----------     -----------     -----------
Net income                                                 $   527,242     $   391,499     $    97,758
                                                           ===========     ===========     ===========

Net income allocated to Wells Real Estate Fund II          $   499,246     $   370,710     $    92,568
                                                           ===========     ===========     ===========

Net income allocated to Wells Real Estate Fund II-OW       $    27,996     $    20,789     $     5,190
                                                           ===========     ===========     ===========

                               Fund II and II-OW
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                   Wells Real        Wells Real          Total
                                                     Estate            Estate          Partners'
                                                     Fund II         Fund II-OW         Capital
                                                   -----------       -----------      -----------
Balance, December 31, 1997                         $23,435,256       $ 1,315,255      $24,750,511
   Net income                                           92,568             5,190           97,758
   Partnership distributions                        (1,508,760)          (84,607)      (1,593,367)
                                                   -----------       -----------      -----------
Balance, December 31, 1998                          22,019,064         1,235,838       23,254,902
   Net income                                          370,710            20,789          391,499
   Partnership distributions                        (1,723,185)          (96,632)      (1,819,817)
                                                   -----------       -----------      -----------
Balance, December 31, 1999                          20,666,589         1,159,995       21,826,584
   Net income                                          499,246            27,996          527,242
   Partnership distributions                        (1,885,108)         (105,711)      (1,990,819)
                                                   -----------       -----------      -----------
Balance, December 31, 2000                         $19,280,727       $ 1,082,280      $20,363,007
                                                   ===========       ===========      ===========

                               Fund II and II-OW
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                   2000              1999              1998
                                                                -----------       -----------      ------------
Cash flows from operating activities:
   Net income                                                   $   527,242       $   391,499      $    97,758
                                                                -----------       -----------      -----------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                               367,667           367,667          367,667
         Equity in income of joint ventures                        (251,609)         (242,690)        (192,591)
         Changes in assets and liabilities:
           Accounts receivable                                        2,149            21,035           61,023
           Prepaid expenses and other assets                         16,239            18,355           18,355
           Accounts payable                                           5,089                 0                0
           Due to affiliates                                              0            (8,988)           4,427
                                                                -----------       -----------      -----------
               Total adjustments                                    139,535           155,379          258,881
                                                                -----------       -----------      -----------
               Net cash provided by operating activities            666,777           546,878          356,639
                                                                -----------       -----------      -----------
Cash flows from investing activities:
   Distributions received from joint ventures                     1,289,394         1,219,061        1,232,367
                                                                -----------       -----------      -----------
Cash flows from financing activities:
   Distributions to joint venture partners                       (1,973,681)       (1,698,065)      (1,579,031)
                                                                -----------       -----------      -----------
Net (decrease) increase in cash and cash equivalents                (17,510)           67,874            9,975
Cash and cash equivalents, beginning of year                        162,241            94,367           84,392
                                                                -----------       -----------      -----------
Cash and cash equivalents, end of year                          $   144,731       $   162,241      $    94,367
                                                                ===========       ===========      ===========

     The following is a rollforward of Fund II and II-OW investment in joint venture for the years ended December 31, 2000 and 1999.

                                                        2000           1999
                                                     -----------    -----------
   Investment in joint venture, beginning of year    $15,654,420    $16,676,111
   Equity in income of joint venture                     251,609        242,690
   Distributions from joint venture                   (1,329,166)    (1,264,381)
                                                     -----------    -----------
   Investment in joint venture, end of year          $14,576,863    $15,654,420
                                                     ===========    ===========

     Fund II and II-OW's investment and percentage ownership in other joint ventures at December 31, 2000 and 1999 are summarized as follows:

                                                          2000                         1999
                                                 ----------------------       ----------------------
                                                   Amount       Percent         Amount       Percent
                                                 -----------    -------       -----------    -------
Fund I and II Tucker                             $ 3,894,846      45%         $ 4,058,192      45%
Fund I, II, II-OW, VI, and VII
   Associates--Cherokee                            3,814,737      54            4,053,105      54
Fund II and III Associates--The Atrium             5,054,727      61            5,615,740      61
Fund II and III Associates-- Brookwood
   Grill                                           1,812,553      62            1,927,383      62
                                                 -----------                  -----------
                                                 $14,576,863                  $15,654,420
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

Following are the financial statements for Fund I and II Tucker:

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                        2000         1999
                                                                     ----------   ----------
Real estate assets, at cost:
   Land                                                              $3,260,887   $3,260,887
   Building and improvements, less accumulated depreciation of
      $3,896,844 in 2000 and $3,405,038 in 1999                       5,459,417    5,835,882
   Construction in progress                                                   0            0
                                                                     ----------   ----------
           Total real estate assets                                   8,720,304    9,096,769
Cash and cash equivalents                                               117,239      123,617
Accounts receivable                                                     222,778      125,772
Prepaid expenses and other assets                                       110,525      115,865
                                                                     ----------   ----------
           Total assets                                              $9,170,846   $9,462,023
                                                                     ==========   ==========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                             $   69,099   $   67,797
   Partnership distributions payable                                    236,990      165,750
   Due to affiliates                                                    632,762      588,344
                                                                     ----------   ----------
           Total liabilities                                            938,851      821,891
                                                                     ----------   ----------
Partners' capital:
   Wells Real Estate Fund I                                           4,337,149    4,581,940
   Fund II and II-OW                                                  3,894,846    4,058,192
                                                                     ----------   ----------
           Total partners' capital                                    8,231,995    8,640,132
                                                                     ----------   ----------
           Total liabilities and partners' capital                   $9,170,846   $9,462,023
                                                                     ==========   ==========

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                           2000          1999         1998
                                                        ----------    ----------   ----------
Revenues:
   Rental income                                        $1,390,599    $1,373,213   $1,242,332
   Interest income                                             601           447            0
                                                        ----------    ----------   ----------
                                                         1,391,200     1,373,660    1,242,332
                                                        ----------    ----------   ----------
Expenses:
   Operating costs, net of reimbursements                  434,738       464,001      515,791
   Depreciation                                            491,806       491,386      440,099
   Management and leasing fees                             121,946       158,269      164,378
   Partnership administration                               37,480        29,109       32,420
   Legal and accounting                                      6,824         5,739       12,093
   Gain on real estate assets                                    0             0      (27,319)
   Bad debt expense                                         27,097             0            0
                                                        ----------    ----------   ----------
                                                         1,119,891     1,148,504    1,137,462
                                                        ----------    ----------   ----------
Net income                                              $  271,309    $  225,156   $  104,870
                                                        ==========    ==========   ==========

Net income allocated to Wells Real Estate Fund I        $  149,464    $  124,039   $   57,773
                                                        ==========    ==========   ==========

Net income allocated to Fund II and II-OW               $  121,845    $  101,117   $   47,097
                                                        ==========    ==========   ==========

                             Fund I and II Tucker
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                        Wells Real     Fund II        Total
                                                          Estate         and        Partners'
                                                          Fund I        II-OW        Capital
                                                        ----------    ----------   ----------
Balance, December 31, 1997                              $4,969,956    $4,280,651   $9,250,607
   Net income                                               57,773        47,097      104,870
   Partnership distributions                              (269,138)     (170,937)    (440,075)
                                                        ----------    ----------   ----------
Balance, December 31, 1998                               4,758,591     4,156,811    8,915,402
   Net income                                              124,039       101,117      225,156
   Partnership distributions                              (300,690)     (199,736)    (500,426)
                                                        ----------    ----------   ----------
Balance, December 31, 1999                               4,581,940     4,058,192    8,640,132
   Net income                                              149,464       121,845      271,309
   Partnership distributions                              (394,255)     (285,191)    (679,446)
                                                        ----------    ----------   ----------
Balance, December 31, 2000                              $4,337,149    $3,894,846   $8,231,995
                                                        ==========    ==========   ==========

                             Funds I and II Tucker
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                               2000        1999        1998
                                                             ---------   ---------   ---------
Cash flows from operating activities:
   Net income                                                $ 271,309   $ 225,156   $ 104,870
                                                             ---------   ---------   ---------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                          491,806     491,386     440,099
         Gain on real estate assets                                  0           0     (27,319)
         Changes in assets and liabilities:
           Accounts receivable                                 (97,006)    (29,410)    (16,647)
           Prepaid expenses and other assets                     5,340       6,316     (17,585)
           Accounts payable and accrued expenses                 1,302       2,833      (9,054)
           Due to affiliates                                    44,418      39,712      67,404
                                                             ---------   ---------   ---------
              Total adjustments                                445,860     510,837     436,898
                                                             ---------   ---------   ---------
              Net cash provided by operating activities        717,169     735,993     541,768
                                                             ---------   ---------   ---------
Cash flows from investing activities:

   Investment in real estate                                  (115,341)   (260,522)   (142,814)
   Insurance proceeds                                                0           0      27,319
                                                             ---------   ---------   ---------
              Net cash used in investing activities           (115,341)   (260,522)   (115,495)
                                                             ---------   ---------   ---------
Cash flows from financing activities:
   Distributions to joint venture partners                    (608,206)   (401,234)   (389,577)
                                                             ---------   ---------   ---------
Net (decrease) increase in cash and cash equivalents            (6,378)     74,237      36,696
Cash and cash equivalents, beginning of year                   123,617      49,380      12,684
                                                             ---------   ---------   ---------
Cash and cash equivalents, end of year                       $ 117,239   $ 123,617   $  49,380
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

     Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                         2000          1999
                                                                      ----------    ----------
Real estate assets, at cost:
   Land                                                               $1,219,704    $1,219,704
   Building and improvements, less accumulated depreciation of
      $3,606,079 in 2000 and $3,163,829 in 1999                        5,624,924     6,067,174
                                                                      ----------    ----------
           Total real estate assets                                    6,844,628     7,286,878
Cash and cash equivalents                                                214,940       206,540
Accounts receivable                                                       31,356        27,703
Prepaid expenses and other assets                                        100,866        89,846
                                                                      ----------    ----------
           Total assets                                               $7,191,790    $7,610,967
                                                                      ==========    ==========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                              $   23,716    $   16,295
   Refundable security deposits                                           23,839        18,562
   Partnership distributions payable                                     197,191       192,184
   Due to affiliates                                                     137,334       122,272
                                                                      ----------    ----------
           Total liabilities                                             382,080       349,313
                                                                      ----------    ----------
Partners' capital:
   Wells Real Estate Fund I                                            1,498,120     1,618,133
   Fund II and II-OW                                                   3,814,737     4,053,105
   Wells Real Estate Fund VI                                             749,777       796,558
   Wells Real Estate Fund VII                                            747,076       793,858
                                                                      ----------    ----------
           Total partners' capital                                     6,809,710     7,261,654
                                                                      ----------    ----------
           Total liabilities and partners' capital                    $7,191,790    $7,610,967
                                                                      ==========    ==========

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                 2000        1999        1998
                                                               --------    --------    --------
Revenues:
   Rental income                                               $965,305    $945,222    $909,831
   Interest income                                                   78          68          84
                                                               --------    --------    --------
                                                                965,383     945,290     909,915
                                                               --------    --------    --------
Expenses:
   Depreciation                                                 442,250     447,969     444,660
   Operating costs, net of reimbursements                        24,557      37,583      35,715
   Partnership administration                                    23,352      24,882      22,934
   Management and leasing fees                                   74,422      94,149      82,517
   Legal and accounting                                           6,180       5,624       7,363
   Bad debt expense                                                   0           0      18,664
                                                               --------    --------    --------
                                                                570,761     610,207     611,853
                                                               --------    --------    --------
Net income                                                     $394,622    $335,083    $298,062
                                                               ========    ========    ========

Net income allocated to Wells Real Estate Fund I               $ 94,800    $ 80,496    $ 71,604
                                                               ========    ========    ========

Net income allocated to Fund II and II-OW                      $215,310    $182,825    $162,626
                                                               ========    ========    ========

Net income allocated to Wells Real Estate Fund VI              $ 42,256    $ 35,881    $ 31,916
                                                               ========    ========    ========

Net income allocated to Wells Real Estate Fund VII             $ 42,256    $ 35,881    $ 31,916
                                                               ========    ========    ========

              Fund I, II, II-OW, VI and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998


                                    Wells Real    Fund II     Wells Real   Wells Real     Total
                                      Estate        and         Estate       Estate     Partners'
                                      Fund I       II-OW       Fund VI      Fund VII     Capital
                                    ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1997          $1,863,173   $4,536,781   $  891,482   $  888,782   $8,180,218
   Net income                           71,604      162,626       31,916       31,916      298,062
   Partnership distributions          (193,285)    (403,744)     (79,238)     (79,238)    (755,505)
                                    ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1998           1,741,492    4,295,663      844,160      841,460    7,722,775
   Net income                           80,496      182,825       35,881       35,881      335,083
   Partnership distributions          (203,855)    (425,383)     (83,483)     (83,483)    (796,204)
                                    ----------   ----------   ----------   ----------   ----------
Balance, December 31, 1999           1,618,133    4,053,105      796,558      793,858    7,261,654
   Net income                           94,800      215,310       42,256       42,256      394,622
   Partnership distributions          (214,813)    (453,678)     (89,037)     (89,038)    (846,566)
                                    ----------   ----------   ----------   ----------   ----------
Balance, December 31, 2000          $1,498,120   $3,814,737   $  749,777   $  747,076   $6,809,710
                                    ==========   ==========   ==========   ==========   ==========

              Fund I, II, II-OW, VI, and VII Associates--Cherokee
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                               2000        1999        1998
                                                             ---------   ---------   ---------
Cash flows from operating activities:
   Net income                                                $ 394,622   $ 335,083   $ 298,062
                                                             ---------   ---------   ---------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                          442,250     447,969     444,660
         Changes in assets and liabilities:
           Accounts receivable                                  (3,653)      7,814      56,999
           Prepaid expenses and other assets                   (11,020)      1,133       8,890
           Accounts payable, accrued expenses, and
              refundable security deposits                      12,694     (72,272)     70,278
           Due to affiliates                                    15,062      13,005      15,327
                                                             ---------   ---------   ---------
               Total adjustments                               455,333     397,649     596,154
                                                             ---------   ---------   ---------
               Net cash provided by operating activities       849,955     732,732     894,216
                                                             ---------   ---------   ---------
Cash flows from investing activities:
   Investment in real estate                                         0     (14,148)     (5,771)
                                                             ---------   ---------   ---------
Cash flows from financing activities:
   Distributions to joint venture partners                    (841,555)   (734,858)   (818,790)
                                                             ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents             8,400     (16,274)     69,655
Cash and cash equivalents, beginning of year                   206,540     222,814     153,159
                                                             ---------   ---------   ---------
Cash and cash equivalents, end of year                       $ 214,940   $ 206,540   $ 222,814
                                                             =========   =========   =========

     Fund II and III Associates

     On April 3, 1989, Fund II and II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P ("Fund III"). The new joint venture, Fund II and III Associates, was formed for the purpose of investing in commercial and industrial real properties. In April 1989, Fund II and III Associates acquired The Atrium. In 1991, Fund II and II-OW contributed its interest in a parcel of land known as the 880 Property located in Roswell, Georgia, to Fund II and III Associates. The property is a 5.8-acre tract of land. A restaurant was developed on 1.5 acres of the 880 Property and is currently operating as the Brookwood Grill restaurant ("Fund II and III Associates--Brookwood Grill"). The remaining 4.3 acres of the 880 Property was transferred at cost to the Fund II, III, VI, and VII Associates joint venture during 1995. Fund II and III Associates' investment in this transferred parcel of the 880 Property was $1,305,317 and $1,406,591 at December 31, 2000 and 1999, respectively, which represented a 24% interest for each year.

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

     Following are the financial statements for Fund II and III Associates--The
     Atrium:

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                        2000          1999
                                                                     ----------    ----------
Real estate assets, at cost:
   Land                                                              $1,504,743    $1,504,743
   Building and improvements, less accumulated depreciation of
      $7,113,487 in 2000 and $6,301,682 in 1999                       6,274,702     7,093,742
                                                                     ----------    ----------
           Total real estate assets                                   7,779,445     8,598,485
Cash and cash equivalents                                               240,314        89,170
Accounts receivable                                                      23,202        30,018
Prepaid expenses and other assets                                       123,399       213,143
                                                                     ----------    ----------
           Total assets                                              $8,166,360    $8,930,816
                                                                     ==========    ==========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                  $  104,321    $    1,801
   Partnership distributions payable                                    149,227       101,012
                                                                     ----------    ----------
           Total liabilities                                            253,548       102,813
                                                                     ----------    ----------
Partners' capital:
   Fund II and II-OW                                                  5,054,727     5,615,740
   Wells Real Estate Fund III                                         2,858,085     3,212,263
                                                                     ----------    ----------
           Total partners' capital                                    7,912,812     8,828,003
                                                                     ----------    ----------
           Total liabilities and partners' capital                   $8,166,360    $8,930,816
                                                                     ==========    ==========

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                              Statements of Loss
             for the Years Ended December 31, 2000, 1999, and 1998

                                                           2000         1999         1998
                                                        ----------   ----------   ----------
Revenues:
   Rental income                                        $1,468,784   $1,470,144   $1,470,144
   Other income                                                  0        4,000       13,280
                                                        ----------   ----------   ----------
                                                         1,468,784    1,474,144    1,483,424
                                                        ----------   ----------   ----------
Expenses:
   Depreciation                                            877,240      867,720      866,778
   Operating costs, net of reimbursements                  723,744      692,066      699,550
   Management and leasing fees                             185,035      179,762      186,102
   Partnership administration                               14,841       23,278       11,095
   Legal and accounting                                      5,250        5,250        3,310
                                                        ----------   ----------   ----------
                                                         1,806,110    1,768,076    1,766,835
                                                        ----------   ----------   ----------
Net loss                                                $ (337,326)  $ (293,932)  $ (283,411)
                                                        ==========   ==========   ==========

Net loss allocated to Fund II and II-OW                 $ (206,781)  $ (180,180)  $ (173,731)
                                                        ==========   ==========   ==========

Net loss allocated to Wells Real Estate Fund III        $ (130,545)  $ (113,752)  $ (109,680)
                                                        ==========   ==========   ==========

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                         Fund II     Wells Real      Total
                                                           and         Estate      Partners'
                                                          II-OW       Fund III      Capital
                                                        ----------   ----------   -----------
Balance, December 31, 1997                              $6,760,950   $3,935,261   $10,696,211
   Net loss                                               (173,731)    (109,680)     (283,411)
   Partnership distributions                              (405,758)    (256,165)     (661,923)
                                                        ----------   ----------   -----------
Balance, December 31, 1998                               6,181,461    3,569,416     9,750,877
   Net loss                                               (180,180)    (113,752)     (293,932)
   Partnership distributions                              (385,541)    (243,401)     (628,942)
                                                        ----------   ----------   -----------
Balance, December 31, 1999                               5,615,740    3,212,263     8,828,003
   Net loss                                               (206,781)    (130,545)     (337,326)
   Partnership distributions                              (354,232)    (223,633)     (577,865)
                                                        ----------   ----------   -----------
Balance, December 31, 2000                              $5,054,727   $2,858,085   $ 7,912,812
                                                        ==========   ==========   ===========

                    Fund II and III Associates--The Atrium
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                               2000         1999         1998
                                                            ----------   ----------   ----------
Cash flows from operating activities:
   Net loss                                                 $ (337,326)  $ (293,932)  $ (283,411)
                                                            ----------   ----------   ----------
   Adjustments to reconcile net loss to net cash
      provided by operating activities:
         Depreciation                                          877,240      867,720      866,778
         Changes in assets and liabilities:
           Accounts receivable                                   6,816      (11,904)         836
           Prepaid expenses and other assets                    89,744       89,745       89,745
           Accounts payable                                    102,520       (2,786)    (146,779)
           Due to affiliates                                         0            0       (3,829)
                                                            ----------   ----------   ----------
              Total adjustments                              1,076,320      942,775      806,751
                                                            ----------   ----------   ----------
              Net cash provided by operating activities        738,994      648,843      523,340
                                                            ----------   ----------   ----------
Cash flows from investing activities:
   Investment in real estate assets                            (58,200)     (23,401)           0
                                                            ----------   ----------   ----------
Cash flows from financing activities:
   Distributions to joint venture partners                    (529,650)    (665,154)    (675,743)
                                                            ----------   ----------   ----------
Net increase (decrease) in cash and cash equivalents           151,144      (39,712)    (152,403)
Cash and cash equivalents, beginning of year                    89,170      128,882      281,285
                                                            ----------   ----------   ----------
Cash and cash equivalents, end of year                      $  240,314   $   89,170   $  128,882
                                                            ==========   ==========   ==========

Supplemental disclosure of noncash activities:
   Write-off of fully depreciated fixed assets              $   65,435   $        0   $        0
                                                            ==========   ==========   ==========

     Following are the financial statements for Fund II and III Associates-- Brookwood Grill:

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                         2000         1999
                                                                      ----------   ----------
Real estate assets, at cost:
   Land                                                               $  745,223   $  745,223
   Building and improvements, less accumulated depreciation of
      $437,759 in 2000 and $383,745 in 1999                              835,054      889,068
                                                                      ----------    ---------
           Total real estate assets                                    1,580,277    1,634,291
Investment in joint venture                                            1,305,317    1,406,591
Cash and cash equivalents                                                 57,515       65,627
Due from affiliate                                                        69,758       60,193
Accounts receivable                                                       38,714       41,060
Prepaid expenses and other assets                                          6,344       11,912
                                                                      ----------   ----------
           Total assets                                               $3,057,925   $3,219,674
                                                                      ==========   ==========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable                                                   $    4,580   $        0
   Due to affiliate                                                          917        2,405
   Partnership distributions payable                                     145,528      126,201
                                                                      ----------   ----------
           Total liabilities                                             151,025      128,606
                                                                      ----------   ----------
Partners' capital:
   Fund II and II-OW                                                   1,812,553    1,927,383
   Wells Real Estate Fund III                                          1,094,347    1,163,685
                                                                      ----------   ----------
           Total partners' capital                                     2,906,900    3,091,068
                                                                      ----------   ----------
           Total liabilities and partners' capital                    $3,057,925   $3,219,674
                                                                      ==========   ==========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                2000        1999        1998
                                                              --------    --------    --------
Revenues:
   Rental income                                              $224,801    $224,801    $225,100
   Equity in income of joint venture                            55,489      81,669      78,791
                                                              --------    --------    --------
                                                               280,290     306,470     303,891
                                                              --------    --------    --------
Expenses:
   Depreciation                                                 54,014      54,014      54,014
   Operating costs, net of reimbursements                      (13,375)    (11,565)    (31,540)
   Management and leasing fees                                  25,320      30,096      23,348
   Partnership administration                                   14,019       5,853       3,708
   Legal and accounting                                          5,869       5,252       3,200
                                                              --------    --------    --------
                                                                85,847      83,650      52,730
                                                              --------    --------    --------
Net income                                                    $194,443    $222,820    $251,161
                                                              ========    ========    ========

Net income allocated to Fund II and II-OW                     $121,235    $138,928    $156,599
                                                              ========    ========    ========

Net income allocated to Wells Real Estate Fund III            $ 73,208    $ 83,892    $ 94,562
                                                              ========    ========    ========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                                              Fund II     Wells Real      Total
                                                                and         Estate      Partners'
                                                               II-OW       Fund III      Capital
                                                            ----------    ----------    ----------
Balance, December 31, 1997                                  $2,156,463    $1,302,017    $3,458,480
   Net income                                                  156,599        94,562       251,161
   Partnership distributions                                  (270,886)     (163,576)     (434,462)
                                                            ----------    ----------    ----------
Balance, December 31, 1998                                   2,042,176     1,233,003     3,275,179
   Net income                                                  138,928        83,892       222,820
   Partnership distributions                                  (253,721)     (153,210)     (406,931)
                                                            ----------    ----------    ----------
Balance, December 31, 1999                                   1,927,383     1,163,685     3,091,068
   Net income                                                  121,235        73,208       194,443
   Partnership distributions                                  (236,065)     (142,546)     (378,611)
                                                            ----------    ----------    ----------
Balance, December 31, 2000                                  $1,812,553    $1,094,347    $2,906,900
                                                            ==========    ==========    ==========

                  Fund II and III Associates--Brookwood Grill
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                  2000        1999       1998
                                                               ---------   ---------  ---------
Cash flows from operating activities:
   Net income                                                  $ 194,443   $ 222,820  $ 251,161
                                                               ---------   ---------  ---------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                             54,014      54,014     54,014
         Equity in income of joint venture                       (55,489)    (81,669)   (78,791)
         Changes in assets and liabilities:
           Accounts receivable                                     2,346      25,958     22,739
           Prepaid expenses and other assets                       5,568       5,568      5,568
           Accounts payable                                        4,580      (1,200)    (2,679)
           Due to affiliates                                      (1,488)     (1,489)    (1,487)
                                                               ---------   ---------  ---------
              Total adjustments                                    9,531       1,182       (636)
                                                               ---------   ---------  ---------
              Net cash provided by operating activities          203,974     224,002    250,525
                                                               ---------   ---------  ---------
Cash flows from investing activities:
   Distributions received from joint venture                     147,198     173,171    160,812
                                                               ---------   ---------  ---------
Cash flows from financing activities:
   Distributions to joint venture partners                      (359,284)   (405,502)  (391,702)
                                                               ---------   ---------  ---------
Net (decrease) increase in cash and cash equivalents              (8,112)     (8,329)    19,635
Cash and cash equivalents, beginning of year                      65,627      73,956     54,321
                                                               ---------   ---------  ---------
Cash and cash equivalents, end of year                         $  57,515   $  65,627  $  73,956
                                                               =========   =========  =========

     Fund II, III, VI, and VII Associates

     On January 1, 1995, the Fund II and III Associates joint venture entered into a joint venture agreement with Fund VI and Fund VII. The joint venture, Fund II, III, VI, and VII Associates, was formed for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates contributed a 4.3-acre tract of land from its 880 Property--Holcomb Bridge to the Fund II, III, VI, and VII Associates joint venture. During 1996, 1997, and 1998, Fund VI and Fund VII made contributions to the joint venture. Ownership percentage interests were recomputed accordingly. Development was substantially completed in 1996 on two retail and office buildings containing a total of approximately 49,500 square feet.

     The following are the financial statements for Fund II, III, VI, and VII
     Associates:

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                                Balance Sheets
                          December 31, 2000 and 1999

                                    Assets

                                                                        2000          1999
                                                                     ----------    ----------
Real estate assets, at cost:
   Land                                                              $1,325,242    $1,325,242
   Building and improvements, less accumulated depreciation of
      $1,654,520 in 2000 and $1,299,227 in 1999                       4,063,639     4,418,932
                                                                     ----------    ----------
           Total real estate assets                                   5,388,881     5,744,174
Cash and cash equivalents                                                88,044       189,404
Accounts receivable                                                     151,886       162,464
Prepaid expenses and other assets                                       158,872       213,443
                                                                     ----------    ----------
           Total assets                                              $5,787,683    $6,309,485
                                                                     ==========    ==========

                       Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                             $   82,072    $   87,926
   Partnership distributions payable                                    154,874       250,075
                                                                     ----------    ----------
                                                                        236,946       338,001
                                                                     ----------    ----------
Partners' capital:
   Fund II and III Associates                                         1,305,317     1,406,591
   Wells Real Estate Fund VI                                          1,456,417     1,569,430
   Wells Real Estate Fund VII                                         2,789,003     2,995,463
                                                                     ----------    ----------
           Total partners' capital                                    5,550,737     5,971,484
                                                                     ----------    ----------
           Total liabilities and partners' capital                   $5,787,683    $6,309,485
                                                                     ==========    ==========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                             Statements of Income
             for the Years Ended December 31, 2000, 1999, and 1998

                                                                2000        1999        1998
                                                              --------    --------    --------
Revenues:
   Rental income                                              $869,390    $953,952    $872,978
   Other income                                                      0      23,843      36,000
                                                              --------    --------    --------
                                                               869,390     977,795     908,978
                                                              --------    --------    --------
Expenses:
   Depreciation                                                355,293     415,165     376,290
   Operating costs, net of reimbursements                       70,693      68,691      85,983
   Management and leasing fees                                 111,567     129,798      97,701
   Legal and accounting                                          4,513       4,952       6,509
   Partnership administration                                   22,646      19,891      14,926
   Bad debt expense                                             74,145           0           0
                                                              --------    --------    --------
                                                               638,857     638,497     581,409
                                                              --------    --------    --------
Net income                                                    $230,533    $339,298    $327,569
                                                              ========    ========    ========

Net income allocated to Fund II and III Associates            $ 55,489    $ 81,669      78,791
                                                              ========    ========    ========

Net income allocated to Wells Real Estate Fund VI             $ 61,921    $ 91,135      87,914
                                                              ========    ========    ========

Net income allocated to Wells Real Estate Fund VII            $113,123    $166,494    $160,864
                                                              ========    ========    ========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                        Statements of Partners' Capital
             for the Years Ended December 31, 2000, 1999, and 1998

                                            Fund II       Wells      Wells Real      Total
                                            and III    Real Estate     Estate      Partners'
                                           Associates    Fund VI      Fund VII      Capital
                                           ----------  -----------   ----------    ----------
Balance, December 31, 1997                 $1,608,215   $1,789,811   $3,252,856    $6,650,882
   Partnership contributions                        0        4,600      154,049       158,649
   Net income                                  78,791       87,914      160,864       327,569
   Partnership distributions                 (179,199)    (199,945)    (365,964)     (745,108)
                                           ----------   ----------   ----------    ----------
Balance, December 31, 1998                  1,507,807    1,682,380    3,201,805     6,391,992
   Net income                                  81,669       91,135      166,494       339,298
   Partnership distributions                 (182,885)    (204,085)    (372,836)     (759,806)
                                           ----------   ----------   ----------    ----------
Balance, December 31, 1999                  1,406,591    1,569,430    2,995,463     5,971,484
   Net income                                  55,489       61,921      113,123       230,533
   Partnership distributions                 (156,763)    (174,934)    (319,583)     (651,280)
                                           ----------   ----------   ----------    ----------
Balance, December 31, 2000                 $1,305,317   $1,456,417   $2,789,003    $5,550,737
                                           ==========   ==========   ==========    ==========

                     Fund II, III, VI, and VII Associates
                           (A Georgia Joint Venture)
                           Statements of Cash Flows
             for the Years Ended December 31, 2000, 1999, and 1998


                                                                2000        1999       1998
                                                              --------    --------   --------
Cash flows from operating activities:
   Net income                                                 $230,533    $339,298   $327,569
                                                              --------    --------   --------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation                                          355,293     415,165    376,290
         Changes in assets and liabilities:
           Accounts receivable                                  10,578     (51,004)   (56,936)
           Prepaid expenses and other assets                    54,571      20,522     35,603
           Accounts payable and accrued expenses                (5,854)   (104,146)    21,296
                                                              --------    --------   --------
              Total adjustments                                414,588     280,537    376,253
                                                              --------    --------   --------
              Net cash provided by operating activities        645,121     619,835    703,822
                                                              --------    --------   --------
Cash flows from investing activities:

   Investment in real estate                                         0     (19,772)  (102,122)
                                                              --------    --------   --------
Cash flows from financing activities:
   Contributions from joint venture partners                         0           0    154,996
   Distributions to joint venture partners                    (746,481)   (719,447)  (667,299)
                                                              --------    --------   --------
              Net cash used in financing activities           (746,481)   (719,447)  (512,303)
                                                              --------    --------   --------
Net (decrease) increase in cash and cash equivalents          (101,360)   (119,384)    89,397
Cash and cash equivalents, beginning of year                   189,404     308,788    219,391
                                                              --------    --------   --------
Cash and cash equivalents, end of year                        $ 88,044    $189,404   $308,788
                                                              ========    ========   ========
Supplemental disclosure of noncash activities:


   Deferred project costs contributed to joint venture        $      0    $      0   $  3,653
                                                              ========    ========   ========

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 2000, 1999, and 1998 is calculated as follows:

                                                                   2000      1999      1998
                                                                 -------   -------    -------
Financial statement net income (loss)                            $28,101   $20,918    $ 5,190
Increase (decrease) in net income (loss) resulting from:
      Depreciation expense for financial reporting
         purposes in excess of amounts for income tax
         purposes                                                 33,612    35,061     35,189
      Expenses deductible when paid for income tax
         purposes, accrued for financial reporting purposes        1,352     1,149      1,713
      Rental income recognized for income tax purposes
         (less than) in excess of amounts for financial
         reporting purposes                                          116      (349)     1,485
   Loss on retirement for income tax purposes                          0         0          0
   Involuntary conversion for income tax purposes                      0         0          0
   Meals and entertainment                                            38        52          5
                                                                 -------   -------    -------
Income tax basis net income                                      $63,219   $56,831    $43,582
                                                                 =======   =======    =======

     The Partnership's income tax partners' capital at December 31, 2000, 1999, and 1998 computed as follows:

                                                           2000          1999         1998
                                                        ----------    ----------   ----------
Financial statement partners' capital                   $1,082,680    $1,162,395   $1,236,239
Increase (decrease) in partners' capital resulting
   from:
      Depreciation expense for financial reporting
         purposes in excess of amounts for income
         tax purposes                                      171,019       137,407      102,346
      Joint venture change in ownership                     (1,427)       (1,427)      (1,427)
      Accumulated expenses deductible when paid
         for income tax purposes, accrued for
         financial reporting purposes                       32,096        30,744       29,595
      Accumulated rental income accrued for
         financial reporting in excess of amounts
         for income tax purposes                            (6,313)       (6,429)      (6,080)
      Partnership distributions payable                     26,342        26,536       18,974
      Other                                                 (3,095)       (3,133)      (3,184)
                                                        ----------    ----------   ----------
Income tax basis partners' capital                      $1,301,302    $1,346,093   $1,376,463
                                                        ==========    ==========   ==========

5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interest in the joint venture under noncancelable operating leases at December 31, 2000 is as follows:

              Year ending December 31:
                 2001                                             $138,610
                 2002                                               75,982
                 2003                                               38,724
                 2004                                               28,228
                 2005                                               23,809
              Thereafter                                           100,227
                                                                  --------
                                                                  $405,580
                                                                  ========


     Three tenants contributed approximately 28%, 26%, and 10% of rental income. In addition, two tenants will contribute approximately 43% and 17% of future minimum rental income.

     The future minimum rental income due Fund II and II-OW for the First Union Property under noncancelable operating leases at December 31, 2000 is as follows:

              Year ending December 31:
                 2001                                             $281,357

     One tenant at the First Union Property contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 2000 is as follows:

              Year ending December 31:
                 2001                                               $1,105,038
                 2002                                                  842,503
                 2003                                                  463,520
                 2004                                                  206,361
                 2005                                                  122,848
              Thereafter                                               344,503
                                                                    ----------
                                                                    $3,084,773
                                                                    ==========

     One tenant contributed 10% of rental income for the year ended December 31, 2000 and will contribute approximately 19% of future minimum rental income.

     The future minimum rental income due Fund I, II, II-OW, VI, and VII Associates--Cherokee under noncancelable operating leases at December 31, 2000 is as follows:

              Year ending December 31:
                 2001                                               $  951,376
                 2002                                                  908,795
                 2003                                                  819,757
                 2004                                                  689,164
                 2005                                                  653,219
              Thereafter                                             3,159,986
                                                                    ----------
                                                                    $7,182,297
                                                                    ==========

     One tenant contributed approximately 61% of rental income for the year ended December 31, 2000 and will contribute approximately 84% of future minimum rental income.

     The future minimum rental income due Fund II and III Associates--The Atrium under noncancelable operating leases at December 31, 2000 is as follows:

              Year ending December 31:
                 2001                                               $1,488,000
                 2002                                                  620,000
                                                                    ----------
                                                                    $2,108,000
                                                                    ==========

     One tenant at The Atrium contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 2000 is as follows:

              Year ending December 31:
                 2001                                                 $249,550
                 2002                                                   25,995
                                                                      ========
                                                                      $275,545
                                                                      ========

     One tenant contributed 100% of rental income for the year ended December 31, 2000 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 2000 is as follows:

              Year ending December 31:
                 2001                                               $  816,533
                 2002                                                  539,270
                 2003                                                  255,097
                 2004                                                  219,315
                 2005                                                  127,850
              Thereafter                                                21,308
                                                                    ----------
                                                                    $1,979,377
                                                                    ==========

     Three tenants contributed approximately 15%, 14%, and 13% of rental income for the year ended December 31, 2000. In addition, four tenants will contribute approximately 33%, 13%, 13%, and 11% of future minimum rental income.


6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2000 and 1999:

                                                            2000 Quarters Ended
                                             -------------------------------------------------
                                              March 31   June 30   September 30    December 31
                                             ---------  --------- --------------  ------------
Revenues                                       $8,632    $7,300       $5,825          $6,344
Net income                                      8,632     7,300        5,825           6,344
Net income allocated to Class A limited
   partners                                     8,632     7,300        5,825           6,344
Net income per Class A limited partner
   unit outstanding                            $ 1.42    $ 1.21       $ 0.96          $ 1.05
Cash distribution per Class A limited

   partner unit outstanding                      4.38      4.53         4.53            4.35

                                                            1999 Quarters Ended
                                             -------------------------------------------------
                                              March 31   June 30   September 30    December 31
                                             ---------  --------- --------------  ------------
Revenues                                       $3,551    $4,037       $8,376          $4,954
Net income                                      3,551     4,037        8,376           4,954
Net income allocated to Class A limited
   partners                                     3,551     4,037        8,376           4,954
Net income per Class A limited partner
   unit                                        $ 0.59    $ 0.66       $ 1.38          $ 0.82
Cash distribution per Class A limited
   partner unit                                  3.73      3.45         4.07            4.38

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund II,
Wells Real Estate Fund II-OW, and
Wells Real Estate Fund III, L.P.:

We have audited the accompanying balance sheets of THE ATRIUM BUILDING as of December 31, 2000 and 1999 and the related statements of loss, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Atrium Building as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 30, 2001

                              THE ATRIUM BUILDING

                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999


                                     ASSETS

                                                                                         2000             1999
                                                                                      ----------       ----------
REAL ESTATE ASSETS:
  Land                                                                                $1,504,743       $1,504,743
  Building and improvements, less accumulated depreciation of $7,113,487 in
     2000 and $6,301,681 in 1999                                                       6,274,702        7,093,742
                                                                                      ----------       ----------
          Total real estate assets                                                     7,779,445        8,598,485

CASH AND CASH EQUIVALENTS                                                                240,314           89,170

ACCOUNTS RECEIVABLE                                                                       23,202           30,018

PREPAID AND OTHER ASSETS, net                                                            123,399          213,143
                                                                                      ----------       ----------
          Total assets                                                                $8,166,360       $8,930,816
                                                                                      ==========       ==========

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
                                                                                      $  149,227       $  101,012
  Distributions payable to partners                                                      104,321            1,801
  Accounts payable                                                                    ----------       ----------
          Total liabilities                                                              253,548          102,813
                                                                                      ----------       ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
  Wells Real Estate Fund II                                                            4,631,085        5,162,262
  Wells Real Estate Fund II-OW                                                           423,642          453,477
  Wells Real Estate Fund III, L.P.                                                     2,858,085        3,212,264
                                                                                      ----------       ----------
          Total partners' capital                                                      7,912,812        8,828,003
                                                                                      ----------       ----------
          Total liabilities and partners' capital                                     $8,166,360       $8,930,816
                                                                                      ==========       ==========

     The accompanying notes are an integral part of these balance sheets.

                              THE ATRIUM BUILDING

                              STATEMENTS OF LOSS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                          2000             1999                 1998
                                                                      ----------       -----------       -----------
REVENUES:
  Rental income                                                       $1,468,784       $ 1,470,144       $ 1,470,144
                                                                      ----------       -----------       -----------
EXPENSES:
  Depreciation                                                           877,240           867,719           866,778
  Operating costs, net of reimbursements                                 738,585           711,346           697,365
  Management and leasing fees                                            185,035           179,762           186,102
  Legal and accounting                                                     5,250             5,250             3,310
                                                                      ----------       -----------       -----------
                                                                       1,806,110         1,764,077         1,753,555
                                                                      ----------       -----------       -----------
NET LOSS                                                              $ (337,326)      $  (293,933)      $  (283,411)
                                                                      ==========       ===========       ===========

NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND II                       $ (195,784)      $  (170,613)      $  (164,506)
                                                                      ==========       ===========       ===========

NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND II-OW                    $  (10,997)      $    (9,568)      $    (9,225)
                                                                      ==========       ===========       ===========

NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND III, L.P.                $ (130,545)      $  (113,752)      $  (109,680)
                                                                      ==========       ===========       ===========

       The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING

                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                   Wells Real        Wells Real          Wells Real           Total
                                                     Estate            Estate              Estate           Partners'
                                                     Fund II         Fund II-OW        Fund III, L.P.        Capital
                                                  ------------      -------------      --------------     -------------
BALANCE, December 31, 1997                          $6,246,662           $514,288         $3,935,260        $10,696,210

  Net loss                                            (164,506)            (9,225)          (109,680)          (283,411)
  Distributions                                       (384,212)           (21,546)          (256,164)          (661,922)
                                                  ------------      -------------      --------------     -------------
BALANCE, December 31, 1998                           5,697,944            483,517          3,569,416          9,750,877

  Net loss                                            (170,613)            (9,568)          (113,752)          (293,933)
  Distributions                                       (365,069)           (20,472)          (243,400)          (628,941)
                                                  ------------      -------------      --------------     -------------
BALANCE, December 31, 1999                           5,162,262            453,477          3,212,264          8,828,003
                                                  ------------      -------------      --------------     -------------

  Net loss                                            (195,784)           (10,997)          (130,545)          (337,326)
  Distributions                                       (335,393)           (18,839)          (223,633)          (577,865)
                                                  ------------      -------------      --------------     -------------
BALANCE, December 31, 2000                          $4,631,085           $423,641         $2,858,086        $ 7,912,812
                                                  ============      =============      ==============     =============

       The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                               2000             1999             1998
                                                                            ----------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $ (337,326)       $(293,933)       $(283,411)
                                                                            ----------        ---------        ---------
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
        Depreciation                                                           877,240          867,719          866,778
        Changes in assets and liabilities:
           Accounts receivable                                                   6,816          (11,904)             836
           Prepaid expenses and other assets, net                               89,744           89,745           89,745
           Accounts payable                                                    102,520           (2,786)        (146,779)
           Due to affiliates                                                         0                0           (3,829)
                                                                            ----------        ---------        ---------
             Total adjustments                                               1,076,320          942,774          806,751
                                                                            ----------        ---------        ---------
             Net cash provided by operating activities                         738,994          648,841          523,340
                                                                            ----------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in real estate assets                                             (58,200)         (23,400)               0
                                                                            ----------        ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions paid to partners                                              (529,650)        (665,153)        (675,743)
                                                                            ----------        ---------        ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           151,144          (39,712)        (152,403)

CASH AND CASH EQUIVALENTS, beginning of year                                    89,170          128,882          281,285
                                                                            ----------        ---------        ---------
CASH AND CASH EQUIVALENTS, end of year                                      $  240,314        $  89,170        $ 128,882
                                                                            ==========        =========        =========

        The accompanying notes are an integral part of these statements.

                              THE ATRIUM BUILDING

                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The Atrium Building ("Atrium") is a four-story office building located in Houston, Harris County, Texas. The building is owned by Fund II and III Associates, a joint venture between Wells Real Estate Fund II ("Fund II"), Wells Real Estate Fund II-OW ("Fund II-OW"), and Wells Real Estate Fund III, L.P. ("Fund III). Fund II owns 58% of Atrium, Fund II-OW owns 3% of Atrium, and Fund III owns 39% of Atrium at December 31, 2000. Allocation of net loss and distributions are made in accordance with ownership percentages.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Atrium as of December 31, 2000.

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

2.   RENTAL INCOME

     The future minimum rental income due to Atrium under noncancelable operating leases at December 31, 2000 is as follows:

               Year ending December 31:
                     2001                       $1,488,000
                     2002                          620,000
                                                ----------
                                                $2,108,000
                                                ==========

     One tenant contributed 100% of rental income for the year ended December 31, 2000 and represents 100% of the future minimum rental income above. This tenant has the option to renew an additional five-year lease term upon the expiration of the current lease during 2002.

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

     Atrium incurred management and leasing fees of $95,290, $90,018, and $186,102, for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

4.   COMMITMENTS AND CONTINGENCIES

     Management, after consultation with legal counsel, is not aware of any significant litigation or claims against Atrium or its partners. In the normal course of business, Atrium or its partners may become subject to such litigation or claims.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Wells Real Estate Fund II
and Wells Real Estate Fund II-OW:

We have audited the accompanying balance sheets of THE FIRST UNION PROPERTY as of December 31, 2000 and 1999 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the property's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The First Union Property as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP



Atlanta, Georgia
January 30, 2001

                           THE FIRST UNION PROPERTY


                                BALANCE SHEETS

                          DECEMBER 31, 2000 AND 1999


                             ASSETS

                                                                        2000             1999
                                                                    ------------     ------------
REAL ESTATE ASSETS:
 Land                                                                 $1,367,856       $1,367,856
 Building and improvements, less accumulated depreciation of
  $3,359,119 in 2000 and $2,991,452 in 1999                            4,411,999        4,779,666
                                                                    ------------     ------------
       Total real estate assets                                        5,779,855        6,147,522

CASH AND CASH EQUIVALENTS                                                140,391          193,979

ACCOUNTS RECEIVABLE                                                            0            2,149

PREPAID EXPENSES AND OTHER ASSETS                                          6,118           24,473
                                                                    ------------     ------------
       Total assets                                                   $5,926,364       $6,368,123
                                                                    ============     ============

                       LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
 Accrued payables                                                     $      625       $        0
 Distributions payable to partners                                       139,764          196,127
                                                                    ------------     ------------
       Total liabilities                                                 140,389          196,127
                                                                    ------------     ------------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
 Wells Real Estate Fund II                                             5,493,579        5,859,102
 Wells Real Estate Fund II-OW                                            292,396          312,894
                                                                    ------------     ------------
       Total partners' capital                                         5,785,975        6,171,996
                                                                    ------------     ------------
       Total liabilities and partners' capital                        $5,926,364       $6,368,123
                                                                    ============     ============

     The accompanying notes are an integral part of these balance sheets.

                           THE FIRST UNION PROPERTY


                             STATEMENTS OF INCOME

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                               2000            1999            1998
                                                                             --------        --------        --------
REVENUES:
 Rental income                                                               $844,071        $717,676        $458,867
                                                                             --------        --------        --------
EXPENSES:
 Depreciation                                                                 367,667         367,667         367,667
 Legal and accounting                                                           3,375           3,375           4,050
 Management and leasing fees                                                   69,128          61,295          45,887
 Operating costs                                                               12,730          13,797          10,878
 Computer costs                                                                     0             625               0
                                                                             --------        --------        --------
                                                                              452,900         446,759         428,482
                                                                             --------        --------        --------
NET INCOME                                                                   $391,171        $270,917        $ 30,385
                                                                             ========        ========        ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II                            $370,400        $256,531        $ 28,772
                                                                             ========        ========        ========

NET INCOME ALLOCATED TO WELLS REAL ESTATE FUND II-OW                         $ 20,771        $ 14,386        $  1,613
                                                                             ========        ========        ========

       The accompanying notes are an integral part of these statements.

                           THE FIRST UNION PROPERTY


                        STATEMENTS OF PARTNERS' CAPITAL

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

                                                                    Wells Real        Wells Real          Total
                                                                      Estate            Estate          Partners'
                                                                     Fund II          Fund II-OW         Capital
                                                                 ---------------   ---------------   ---------------
BALANCE, December 31, 1997                                            $6,657,813          $357,684        $7,015,497

 Net income                                                               28,772             1,613            30,385
 Distributions                                                          (442,449)          (24,812)         (467,261)
                                                                    ------------        ----------      ------------
BALANCE, December 31, 1998                                             6,244,136           334,485         6,578,621

 Net income                                                              256,531            14,386           270,917
 Distributions                                                          (641,565)          (35,977)         (677,542)
                                                                    ------------        ----------      ------------
BALANCE, December 31, 1999                                             5,859,102           312,894         6,171,996

 Net income                                                              370,400            20,771           391,171
 Distributions                                                          (735,923)          (41,269)         (777,192)
                                                                    ------------        ----------      ------------
BALANCE, December 31, 2000                                            $5,493,579          $292,396        $5,785,975
                                                                    ============        ==========      ============

       The accompanying notes are an integral part of these statements.

                           THE FIRST UNION PROPERTY


                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                                                               2000              1999              1998
                                                                             ---------         ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                  $ 391,171         $ 270,917         $  30,385
                                                                             ---------         ---------         ---------
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                              367,667           367,667           367,667
     Changes in assets and liabilities:
       Accounts receivable                                                       2,149            21,035            61,024
       Prepaid expenses and other assets                                        18,355            18,355            18,355
       Accrued payables                                                            625                 0                 0
       Due to affiliate                                                              0            (1,315)           (3,246)
                                                                             ---------         ---------         ---------
         Total adjustments                                                     388,796           405,742           443,800
                                                                             ---------         ---------         ---------
         Net cash provided by operating activities                             779,967           676,659           474,185

CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions paid to partners                                               (833,555)         (599,540)         (460,563)
                                                                             ---------         ---------         ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (53,588)           77,119            13,622

CASH AND CASH EQUIVALENTS, beginning of year                                   193,979           116,860           103,238
                                                                             ---------         ---------         ---------
CASH AND CASH EQUIVALENTS, end of year                                       $ 140,391         $ 193,979         $ 116,860
                                                                             =========         =========         =========

       The accompanying notes are an integral part of these statements.

                           THE FIRST UNION PROPERTY


                         NOTES TO FINANCIAL STATEMENTS

                       DECEMBER 31, 2000, 1999, AND 1998

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     The First Union Property ("First Union") is a two-story office building located in Charlotte, North Carolina. The property is owned by Fund II and Fund II-OW, a joint venture between Wells Real Estate Fund II ("Fund II") and Wells Real Estate Fund II-OW ("Fund II-OW"). Fund II owns 95% of Fund II and Fund II-OW and Fund II-OW owns 5% of Fund II and Fund II-OW at December 31, 2000. Allocation of net income and distributions are made in accordance with ownership percentages.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of First Union as of December 31, 2000.

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

2.   RENTAL INCOME

     The future minimum rental income due to First Union under noncancelable operating leases at December 31, 2000 is as follows:

               Year ended December 31:
                    2001                                    $281,357

     One tenant at First Union contributed 100% of rental income for the year ended December 31, 2000 and represents 100% of the future minimum rental income above. The lease for this tenant expires on April 30, 2001. Management is currently negotiating with prospective tenants to lease 100% of the space at this property effective May 1, 2001.

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

     First Union incurred management and leasing fees and lease acquisition costs of $50,773, $61,295, and $45,887, respectively, for the years ended December 31, 2000, 1999, and 1998, respectively, which were paid to Wells Management.

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

Exhibit
Number         Description of Document
-------        -----------------------

*4 Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW (Registration Statement of Wells Real Estate Fund II-OW, Exhibit B to the Prospectus, File No. 33-17977)

*10(a) Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, File No. 0-17876)

*10(b) Leasing and Tenant Coordination Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, File No. 0-17876)

*10(c) Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit 10(f) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(d) Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(e) Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(f) Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(g) Fund II - Fund II-OW Joint Venture Agreement dated March 1, 1988 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(h) Lease with IBM dated March 17, 1987 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(i) Purchase Agreement for the Acquisition of the Atrium at Nassau Bay dated March 1, 1989 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(j) Joint Venture Agreement of Fund II and Fund III Associates dated March 1, 1989 (Exhibit to Post-Effective Amendment No. 2 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10(k) First Amendment to Joint Venture Agreement of Fund II and Fund III Associates dated April 1, 1989 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(l)         Leases with Lockheed Engineering and Sciences Company, Inc.
               (Exhibit 10(l) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(m) Cost Sharing Agreement between Registrant, Wells Fund II and the Fund II- Fund II-OW Joint Venture dated January 1, 1990 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(n) Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit 10(j) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

*10(o) Amended and Restated Joint Venture Agreement of Fund II and Fund III Associates (Exhibit 10(o) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(p) Land and Building Lease Agreement between Fund II and Fund II-OW and Brookwood Grill of Roswell, Inc. (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(q) Assignment and Assumption of Lease dated September 20, 1991 between Fund II and Fund II-OW and Fund II and Fund III Associates (Exhibit 10(q) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(r) Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10(s) Lease Agreement with First Union National Bank of N.C. dated March 31, 1994, and First Amendment to Lease Agreement dated April 14, 1994 (Exhibit 10(s) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1994, File No. 0-16518)

*10(t) Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(u) Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(v) First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10(w) Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, File No. 0-17876)

*10(x) Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, File No. 0-17876)

10(y) Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW dated January 1, 2000 (filed herewith)