Form 10-Q
period 2001-06-30
WELLS REAL ESTATE FUND II-OW
filed 2001-08-10
CIK 824004

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X]     Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For the quarterly period ended                June 30, 2001                  or
                               ------------------------------------------------

[ ]     Transition report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

For the transition period from                       to
                              ----------------------    -----------------------

Commission file number                            0-16518
                      ---------------------------------------------------------

                         WELLS REAL ESTATE FUND II-OW
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Georgia                                    58-1754703
------------------------------------------------        -----------------------
(State or other jurisdiction of incorporation or            (I.R.S. Employer
 organization)                                           Identification Number)

6200 The Corners Pkwy., Norcross, Georgia                       30092
------------------------------------------------        -----------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code           (770) 449-7800
                                                        -----------------------
-------------------------------------------------------------------------------
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              X
       Yes ________     No _________

                                   FORM 10-Q

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)


                                     INDEX

                                                                                            Page No.
                                                                                            -------
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets--June 30, 2001 and December 31, 2000                                  3

          Statements of Income for the Three Months and Six Months Ended
            June 30, 2001 and 2000                                                             4


          Statements of Partners' Capital for the Year Ended December 31, 2000 and the Six
            Months Ended June 30, 2001                                                         5


          Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000             6

          Condensed Notes to Financial Statements                                              7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results             10
            of Operations

PART II.  OTHER INFORMATION                                                                   12

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                                BALANCE SHEETS




                                                                              June 30,       December 31,
                                                                                2001             2000
                                                                           -----------    ---------------
ASSETS:
 Investment in joint venture (Note 2)                                       $1,050,499       $1,082,280
 Cash and cash equivalents                                                       2,631            1,127
 Due from affiliate                                                             14,721           26,245
                                                                           -----------    ---------------
       Total assets                                                         $1,067,851       $1,109,652
                                                                           -----------    ---------------
LIABILITIES AND PARTNERS' CAPITAL:
 Liabilities:
   Accounts payable                                                         $      130       $      630
   Partnership distributions payable                                            13,261           26,342
                                                                           -----------    ---------------
       Total liabilities                                                        13,391           26,972
                                                                           -----------    ---------------
 Partners' capital:
   Limited partners:
     Class A--6,062 units                                                    1,054,460        1,082,680
     Class B--1,626 units                                                            0                0
                                                                           -----------    ---------------
       Total partners' capital                                               1,054,460        1,082,680
                                                                           -----------    ---------------
       Total liabilities and partners' capital                              $1,067,851       $1,109,652
                                                                           -----------    ---------------



           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)


                              STATEMENTS OF INCOME




                                                          Three Months Ended            Six Months Ended
                                                         --------------------       ------------------------
                                                          June 30,      June 30,      June 30,      June 30,
                                                            2001          2000          2001          2000
                                                         ----------    ---------     ---------   -----------
REVENUES:
 Equity in income of joint venture (Note 2)                 $  11        $7,300       $11,553       $15,932
 Interest income                                                0             0            10             0
                                                         ----------    ---------     ---------   -----------
                                                            $  11        $7,300       $11,563       $15,932
                                                         ----------    ---------     ---------   -----------
NET INCOME ALLOCATED TO CLASS A
 LIMITED PARTNERS                                           $  11        $7,300       $11,563       $15,932
                                                         ----------    ---------     ---------   -----------
NET LOSS ALLOCATED TO CLASS B
 LIMITED PARTNERS                                           $   0        $    0       $     0       $     0
                                                         ----------    ---------     ---------   -----------
NET INCOME PER CLASS A LIMITED
 PARTNER UNIT                                               $0.00        $ 1.20       $  1.91       $  2.63
                                                         ----------    ---------     ---------   -----------
NET LOSS PER CLASS B LIMITED
 PARTNER UNIT                                               $0.00        $ 0.00       $  0.00       $  0.00
                                                         ----------    ---------     ---------   -----------
CASH DISTRIBUTION PER CLASS A
 LIMITED PARTNER UNIT                                       $2.19        $ 4.53       $  6.56       $  8.91
                                                         ----------    ---------     ---------   -----------


           See accompanying condensed notes to financial statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)


                        STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND

                         SIX MONTHS ENDED JUNE 30, 2001




                                                          Limited Partners
                                          ---------------------------------------------------       Total
                                                  Class A                    Class B
                                          ---------------------------------------------------     Partners'
                                           Units         Amounts        Units       Amounts        Capital
                                          ---------   -------------   ---------   -----------    -------------
BALANCE, December 31, 1999                   6,062      $1,162,395        1,626    $       0      $1,162,395

 Net income                                      0          28,101            0            0          28,101
 Partnership distributions                       0        (107,816)           0            0        (107,816)
                                         ----------   --------------  ----------  -----------    -------------
BALANCE, December 31, 2000                   6,062       1,082,680        1,626            0       1,082,680

 Net income                                      0          11,563            0            0          11,563
 Partnership distributions                       0         (39,783)           0            0         (39,783)
                                         ----------   --------------  ----------  -----------    -------------
BALANCE, June 30, 2001                       6,062      $1,054,460        1,626    $       0      $1,054,460
                                         ==========   ==============  ==========  ===========    =============

           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                           STATEMENTS OF CASH FLOWS




                                                                                          Six Months Ended
                                                                                  -------------------------------
                                                                                       June 30     June 30,
                                                                                        2001         2000
                                                                                  --------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                       $ 11,563        $ 15,932
 Adjustments to reconcile net income to net cash (used in) provided by operating activities:
     Equity in income of joint ventures                                            (11,553)        (15,932)
     Changes in assets and liabilities:
      Accounts payable                                                                (500)            117
                                                                                 --------------   --------------
        Net cash (used in) provided by operating activities                           (490)            117
                                                                                 --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Distributions received from joint ventures                                         54,858          50,603
                                                                                 --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Distributions to partners                                                         (52,864)        (53,063)
                                                                                 --------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,504          (2,343)

CASH AND CASH EQUIVALENTS, beginning of year                                         1,127           3,865
                                                                                 --------------   --------------
CASH AND CASH EQUIVALENTS, end of period                                          $  2,631        $  1,522
                                                                                 ==============   ==============



           See accompanying condensed notes to financial statements.

                         WELLS REAL ESTATE FUND II-OW

                    (A Georgia Public Limited Partnership)


                    CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 JUNE 30, 2001

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

   As of June 30, 2001, the Partnership owned interests in the following properties through its ownership of the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("First Union at Charlotte"), owned by the Fund II-Fund II-OW Joint Venture, (ii) a four-story office building located in metropolitan Houston, Texas (the "Atrium"), owned by Fund II-Fund III Associates, (iii) a restaurant located in Fulton County, Georgia (the "Brookwood Grill"), owned by Fund II-Fund III Associates, (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Road Property"), owned by Fund II, III, VI, VII Associates, (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place at Tucker Property"), owned by the Tucker Joint Venture, and (vi) a shopping center located in Cherokee County, Georgia ("Cherokee Commons"), owned by the Fund I, II, II-OW, VI, VII Joint Venture. All of the foregoing properties were acquired on an all cash basis. For further information regarding these joint ventures and properties, refer to the Partnership's Form 10-K for the year ended December 31, 2000.

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

2. INVESTMENT IN JOINT VENTURE

   The Partnership owned interests in six properties as of June 30, 2001 through its interest in the Fund II-Fund II-OW Joint Venture. The Partnership does not have control over the operations of the joint venture; however, it does exercise significant influence. Accordingly, investment in the joint venture is recorded using the equity method.

   Fund II-Fund II-OW Joint Venture

   The Partnership owns all of its properties through the Fund II-Fund II-OW Joint Venture formed on March 1, 1988 between the Partnership and Wells Real Estate Fund II ("Wells Fund II"). Wells Fund II is a Georgia public limited partnership affiliated with the Partnership through common general partners. The investment objectives of Wells Fund II are substantially identical to those of the Partnership. As of June 30, 2001, the Partnership's equity interest in the Fund II-Fund II-OW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%.

  SUMMARY OF OPERATIONS

  The following information summarizes the operations of the Fund II-Fund II-OW Joint Venture as of June 30, 2001 and 2000, respectively.

                                                                                                           Partnership's Share of
                                               Total Revenues                  Net Income                        Net Income
                                           -------------------------        -----------------------    ---------------------------
                                             Three Months Ended              Three Months Ended           Three Months Ended
                                           -------------------------        -----------------------    ---------------------------
                                             June 30,     June 30,           June 30,    June 30,       June 30,       June 30,
                                              2001         2000               2001        2000           2001           2000
                                           -----------  ------------        -----------  ----------    -----------  --------------
Fund II-Fund II-OW Joint                   $  176,178   $    295,062        $       206  $  137,469    $        11  $       7,300
  Venture                                  ===========  ============        ===========  ==========    ===========  =============

                                                                                                           Partnership's Share of
                                               Total Revenues                  Net Income                        Net Income
                                           -------------------------        -----------------------    ---------------------------
                                             Six Months Ended                Six Months Ended             Six Months Ended
                                             June 30,     June 30,           June 30,    June 30,       June 30,       June 30,
                                              2001         2000               2001        2000           2001           2000
                                           -----------  ------------        ----------  -----------    ----------  ---------------
Fund II-Fund II-OW Joint
  Venture                                  $   542,867  $    609,263        $  217,574  $   300,039    $   11,553  $       15,932
                                           ===========  ============        ===========  ==========    ===========  =============

  The following information summarizes the operations of the unconsolidated joint ventures in which the Fund II-Fund II-OW Joint Venture had ownership interests as of June 30, 2001 and 2000, respectively.

                                                                                                           Fund II-Fund II-OW
                                                                                                          Joint Venture's Share
                                               Total Revenues                  Net Income                      of Net Income
                                           ------------------------      -----------------------      ---------------------------
                                            Three Months Ended             Three Months Ended            Three Months Ended
                                           ------------------------     ------------------------      ---------------------------
                                            June 30,    June 30,         June 30,    June 30,         June 30,        June 30,
                                             2001        2000             2001        2000             2001            2000
                                           ----------  ------------     ----------  -----------       -----------   -------------
Fund II-Fund III Joint Venture             $  425,120  $    422,414     $  (6,622)  $   (32,808)      $    (3,667)  $      (19,732)
Fund II-III-IV-VII Joint Venture              205,914       222,699        62,363        68,199             9,359           10,235
Tucker Joint Venture                          346,837       351,124        88,067        82,382            39,551           36,998
Fund I-II-IIOW-VI-VII Joint
  Venture                                     253,968       240,232       111,010       103,548            60,568           56,497
                                           ----------  ------------     ----------  -----------       -----------   --------------
                                           $1,231,839  $  1,236,469   $   254,818    $  221,321        $  105,811   $       83,998
                                           ===========  ============        ===========  ==========    ===========  =============
                                                                                                           Fund II-Fund II-OW
                                                                                                          Joint Venture's Share
                                               Total Revenues                  Net Income                     of Net Income
                                           ------------------------     -----------------------      -----------------------------
                                            Six Months Ended               Six Months Ended              Six Months Ended
                                           ------------------------     -----------------------      -----------------------------
                                            June 30,    June 30,         June 30,    June 30,         June 30,        June 30,
                                             2001        2000             2001        2000            2001            2000
                                           ----------  ------------     ----------  -----------       -----------   --------------
Fund II-Fund III Joint Venture             $  852,994  $    846,137   $    34,628    $  (51,556)       $   21,995   $      (30,952)
Fund II-III-IV-VII Joint Venture              416,291       444,856        91,170       138,422            13,682           20,774
Tucker Joint Venture                          684,315       688,410       147,720       139,715            66,341           62,746
Fund I-II-IIOW-VI-VII Joint
  Venture                                     510,976       483,100       287,694       246,467           156,969          134,475
                                           ----------  ------------   -----------    ----------        ----------   --------------
                                           $2,464,576  $  2,462,503   $   561,212    $  473,048        $  258,987   $      187,043
                                           ==========  ============   ===========    ==========        ===========  ==============

   SUMMARY OF OPERATIONS

   The following information summarizes the operations of the properties, which are owned by the above joint ventures and significant to the Partnership, for the periods ended June 30, 2001 and June 30, 2000, respectively. Audited financial statements of these properties are included in the Partnership's Annual Report on Form 10-K filed for the year ended December 31, 2000:

                                                                                               Partnership's Share of
                                       Total Revenues                 Net Income                     Net Income
                                  ------------------------     -----------------------        ------------------------
                                     Three Months Ended           Three Months Ended             Three Months Ended
                                  ------------------------     -----------------------        ------------------------
                                   June 30,      June 30,       June 30,     June 30,         June 30,        June 30,
                                                               ---------
                                     2001          2000           2001         2000             2001            2000
                                  ----------    ----------     ---------     ---------        --------        --------
First Union at Charlotte          $   70,768    $  211,064     $ (61,121)    $  97,538        $ (3,246)       $  5,179
Boeing at the Atrium                 368,822       366,176       (43,965)      (68,983)         (1,431)         (2,245)
                                  ----------    ----------     ---------     ---------        --------        --------
                                  $  439,590    $  577,240     $(105,086)    $  28,555        $ (4,677)       $  2,934
                                  ==========    ==========     =========     =========        ========        ========

                                                                                               Partnership's Share of
                                       Total Revenues                 Net Income                     Net Income
                                  ------------------------     -----------------------        ------------------------
                                     Six Months Ended             Six Months Ended                Six Months Ended
                                  ------------------------     -----------------------        ------------------------
                                   June 30,      June 30,      June 30,      June 30,         June 30,        June 30,
                                                               ---------
                                     2001          2000          2001          2000             2001            2000
                                  ----------    ----------     ---------     ---------        --------        --------
First Union at Charlotte          $  281,550    $  422,220     $  31,546     $ 195,632        $  1,675        $ 10,388
Boeing at the Atrium                 740,459       733,712       (38,460)     (113,619)         (1,252)         (3,698)
                                  ----------    ----------     ---------     ---------        --------        --------
                                  $1,022,009    $1,155,932     $  (6,914)    $  82,013        $    423        $  6,690
                                  ==========    ==========     =========     =========        ========        ========

3. SUBSEQUENT EVENT

   On August 7, 2001, Fund I, II, II-OW, VI and VII Joint Venture entered into a purchase and sale agreement to sell Cherokee Commons. The contract price exceeds the carrying value of the property. Since the transaction is subject to a due diligence period, there are no assurances that the sale will close.

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

1. RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL CONDITIONS

   General

   As of June 30, 2001, the developed properties owned by the Fund II-Fund II-OW Joint Venture were 69.3% occupied, as compared to 97.4% occupied as of June 30, 2000, primarily due the expiration of First Union's lease on April 30, 2001.

  Gross revenues of the Partnership decreased to $11 for the three months ended June 30, 2001 and $ 11,563 for the six months ended June 30, 2001 from $7,300 for the three months ended June 30, 2000 and $15,932 for the six months ended June 30, 2000, primarily due to a decrease in equity in income from the Fund II-Fund II-OW Joint Venture resulting from the expiration of First Union's lease on April 30, 2001, offset by an increase in rental income from increased rental rates at the Cherokee Property, and an adjustment to the common area maintenance billings to the tenant at the Atrium Property.

  The Partnership's net cash provided by investing activities increased to $54,887 for 2001 from $50,603 in 2000, primarily due to increased distributions received from joint ventures as a result of additional earnings explained above. The Fund anticipates receiving less distributions from joint ventures until the First Union Property is leased. The management team is currently working on leasing this space.

  The Partnership declared cash distributions to the Limited Partners holding Class A Units for the six months ended June 30, 2001 in the amount of $6.56 per Unit, as compared to distributions of $8.91 per Class A Unit for the six months ended June 30, 2000. No cash distributions were made by the Partnership to the Limited Partners holding Class B Units or to the General Partner.

  The Partnership's distributions paid and payable through the second quarter of 2001 have been paid from net cash from operations and from distributions received from its investments in the Fund II-Fund II-OW Joint Venture. The Partnership expects to continue to meets its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet both operating requirements and distributions to limited partners.

  The Partnership recently made the decision to begin selling its properties.
  As the properties are sold, all proceeds will be returned to limited partners in accordance with the Partnership's prospectus. Management estimates that the fair market value of each of the properties exceeds the carrying value of the corresponding real estate assets; consequently, no impairment loss has been recorded. In the event that the net sales proceeds are less than the carrying value of the property sold, the Partnership would recognize a loss on the sale. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the Partnership's ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is taking will enable the Partnership to realize its investment in its assets.

                          PART II. OTHER INFORMATION

ITEM 6 (b.) No reports on Form 8-K were filed during the second quarter of 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             WELLS REAL ESTATE FUND II-OW
                             (Registrant)
Dated: August 10, 2001   By: /s/ Leo F. Wells, III
                             ---------------------------------------------------
                             Leo F. Wells, III, as Individual
                             General Partner, and as President and
                             Chief Financial Officer of Wells Capital, Inc., the Corporate General Partner