Form 10-K
period 2001-12-31
WELLS REAL ESTATE FUND II-OW
filed 2002-03-26
CIK 824004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                 For the fiscal year ended December 31, 2001 or
                                           -----------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

  For the transition period from to                       to
                                    ---------------------    -----------------

                         Commission file number 0-17876
                                                -------

                          Wells Real Estate Fund II-OW
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Georgia                                                     58-1754703
--------------------------------------------------------------      ---------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification Number)

6200 The Corners Parkway, Suite 250, Norcross, Georgia                              30092
--------------------------------------------------------------      ---------------------------------------
      (Address of principal executive offices)                                    (Zip Code)

Registrant's telephone number, including area code                             (770) 449-7800
                                                                    ---------------------------------------
Securities registered pursuant to Section 12 (b) of the Act:

                Title of each class                                   Name of exchange on which registered
--------------------------------------------------------------      ---------------------------------------
                       NONE                                                           NONE
--------------------------------------------------------------      ---------------------------------------

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

Yes [X]    No [ ]
     -         -

Aggregate market value of the voting stock held by nonaffiliates: Not Applicable
                                                                  --------------

                                     PART I

ITEM 1. BUSINESS

General

Wells Real Estate Fund II-OW (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. ("Wells Capital"), a Georgia Corporation, serving as a General Partners. The Partnership was formed on October 23, 1987, for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing commercial or industrial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited Partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) add or remove a general partner. A majority vote on any of the above described matters will bind the Partnership, without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

On November 6, 1987, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 7, 1988, and received gross proceeds of $1,922,000 representing subscriptions from 219 Limited Partners, comprised of two classes of limited partnership interests, Class A and Class B limited partnership units. Substantially all of the Partnership's business is conducted through Fund II-Fund IIOW Associates, a joint venture between the Partnership and Wells Real Estate Fund II ("Wells Fund II"), a Georgia public limited partnership affiliated with the Partnership through common general partners and management (the "Fund II-IIOW Joint Venture").

Through its interest in the Fund II-IIOW Joint Venture, the Partnership owns interests in properties through the following joint ventures: (i) Fund II-Fund III Associates, a joint venture between the Fund II-IIOW Joint Venture and Wells Real Estate Fund III, L.P. ("Wells Fund III") (the "Fund II-III Joint Venture");
(ii) Fund II-III-VI-VII Associates, a joint venture among the Fund II-III Joint Venture, Wells Real Estate Fund VI, L.P.("Wells Fund VI"), and Wells Real Estate Fund VII, L.P. ("Wells Fund VII") (the "Fund II-III-VI-VII Joint Venture");
(iii) Fund I-Fund II Joint Venture, a joint venture between the Fund II-IIOW Joint Venture and Wells Real Estate Fund I ("Wells Fund I") (the "Tucker Joint Venture"); and (iv) Fund I-II-IIOW-VI-VII Associates, a joint venture among Wells Fund I, the Fund II- IIOW Joint Venture, Wells Fund VI and Wells Fund VII (the "Fund I-II-IIOW-VI-VII Joint Venture").

As of December 31, 2001, the Partnership owned interests in the following properties through its ownership in the foregoing joint ventures: (i) a two-story office building located in Charlotte, North Carolina ("Louis Rose Building"); (ii) a four-story office building located in metropolitan Houston, Texas ("Boeing at the Atrium"); (iii) a restaurant located in Fulton County, Georgia ("Brookwood Grill"); (iv) an office/retail center in Fulton County, Georgia ("Holcomb Bridge Property"); and (v) a retail shopping and commercial office complex located in Tucker, Georgia ("Heritage Place"). All of the foregoing properties were acquired on an all cash basis.

The Fund I-II-IIOW-VI-VII Joint Venture sold Cherokee Commons, a shopping center located in Cherokee County, Georiga, on October 1, 2001 for net sale proceeds of $8,434,000 and a gain on the sale of $1,725,015. The Fund II-IIOW Joint Venture was allocated a taxable gain of $111,419 and net sale proceeds of $4,601,723 from this transaction.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11 "Compensation of General Partners and Affiliates" for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2001.

Insurance

Wells Management Company, Inc., an affiliate of the General Partners, carries comprehensive liability and extended coverage with respect to all of the properties owned by the Partnership through its investment in the Fund II-IIOW Joint Venture. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects which may include the General Partners and their affiliates. As a result, the Partnership may provide free rent, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. At the time the Partnership elects to dispose of its properties, the Partnership will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.

ITEM 2. PROPERTIES

The Partnership owns interest in all properties through its investment in the Fund II-IIOW Joint Venture, formed on March 1, 1988. As of December 31, 2001, the Partnership's equity interest in the Fund II-IIOW Joint Venture was approximately 5%, and the equity interest of Wells Fund II was approximately 95%. The Partnership does not have control over the operations of the Joint Venture; however, it does exercise significant influence. Accordingly, the investment in joint venture is recorded using the equity method of accounting.

The following table shows lease expirations during each of the next ten years for all leases at properties in which the Partnership owned an interest through the joint ventures described above as of December 31, 2001, assuming no exercise of renewal options or termination rights:

                                                Partnership   Percentage   Percentage
              Number                             Share of     of Total      of Total
  Year of       of       Square    Annualized   Annualized     Square      Annualized
   Lease      Leases      Feet     Gross Base   Gross Base      Feet       Gross Base
Expiration   Expiring   Expiring    Rent (1)     Rent (1)     Expiring        Rent
----------   --------   --------   ----------   -----------   ----------   -----------
   2002(2)      12       156,955   $2,196,077     $57,789       70.05%       65.98%
   2003          8        14,252      208,846       4,980        6.36         6.28
   2004         13        23,448      393,464       8,325       10.47        11.82
   2005          1         3,140       39,250         936        1.40         1.18
   2006          5        15,069      295,043       3,125        6.73         8.87
   2008          1         2,400       27,600         658        1.07         0.83
   2010          1         3,531       55,790       1,330        1.58         1.68
   2011          1         5,265      112,092       2,673        2.35         3.37
             --------   --------   ----------   -----------   ----------   -----------
                42       224,060   $3,328,162     $79,817      100.00%       100.00%
             ========   ========   ==========   ===========   ==========   ===========

     (1)  Average monthly gross rent over the life of the lease, annualized.
     (2)  Includes expiration of Boeing lease (119,040 square feet).

The following describes the properties in which the Partnership owns an interest as of December 31, 2001:

     Louis Rose Building (previously known as First Union at Charlotte)

     On May 9, 1988, the Fund II- IIOW Joint Venture acquired the Louis Rose Building, a two-story building containing approximately 70,752 net leaseable square feet, located on a 9.54 acre tract of land located in Charlotte, Mecklenburg County, North Carolina for a purchase price of $8,550,000.

     On May 1, 1994, First Union Bank assumed occupancy of the Louis Rose Building under a lease which expired on April 30, 2001. Since that date, the property has been unoccupied. Currently, management is working with CB Richard Ellis in attempts to secure a new tenant for the building.

     The occupancy rates at the Louis Rose Building at year end were 0% in 2001 and 100% in 2000, 1999, 1998 and 1997. The average effective annual rental rate per square foot at the Louis Rose Building was $3.98 for 2001, $11.93 for 2000, $10.14 for 1999, and $6.49 for 1998 and 1997.

     Boeing at the Atrium

     On April 3, 1989, Fund II-IIOW Joint Venture formed a joint venture (the "Fund II-III Joint Venture") with Wells Fund III, a public Georgia limited partnership affiliated with the Partnership through common general partners.

     In April 1989, the Fund II-III Joint Venture acquired a four-story office building located on a 5.6 acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in the City of Nassau Bay, Harris County, Texas, known as Boeing at the Atrium.

     On March 3, 1997, a lease was signed with The Boeing Company for the entire building. The lease was for a period of five years with an option to renew for an additional five year term. The rental rate was $12.25 per square foot for the first three years of the lease term and $12.50 per square foot for the final two years of initial lease term. The rate for the optional five year term would be based upon the then current market rates.

     The Fund II-IIOW Joint Venture is currently in negotiations to lease the space that is currently occupied by Boeing. Tentatively, the lease currently being negotiated will commence on September 1, 2002 for a term of 66 months with an option to renew for two additional five-year terms. The rental rate would be $15.75 per square foot for the initial term of the lease. The rates for the two optional five-year terms would be determined based on the then current market rate. The tenant would have the option to cancel the lease, without cause, at the end of the first three-year period, provided it gives nine months notice. Additionally, the tenant would have the option to expand into any available space.

     As of December 31, 2001, the Fund II-IIOW Joint Venture and Wells Fund III had made total capital contributions to the Fund II-III Joint Venture of approximately $8,330,000 and $4,448,000, respectively, for the acquisition and development of Boeing at the Atrium. As of December 31, 2001, the Fund II-IIOW Joint Venture holds an equity interest of approximately 61%, and Wells Fund III holds an equity interest of approximately 39%.

     The occupancy rate at Boeing at the Atrium was 100% as of December 31, 2001, 2000, 1999, 1998, and 1997. The average effective rental rate per square foot was $12.35 for 2001, $12.34 for 2000, $12.35 for 1999 and 1998,
     and $7.77 for 1997.

     The Brookwood Grill

     On January 31, 1990, the Fund II-IIOW Joint Venture acquired a 5.8 acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the "Holcomb Bridge Property") for $1,848,561, including acquisition expenses.

     On September 20, 1991, the Fund II-IIOW Joint Venture contributed approximately 1.5 acres of the Holcomb Bridge Property ("Brookwood Grill"), along with its interest as landlord under the lease agreement referred to below, as a capital contribution to the Fund II- III Joint Venture. As of September 20, 1991, the Fund II-IIOW Joint Venture had expended approximately $2,128,000 for the land acquisition and development of Brookwood Grill.

     As of September 20, 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. for the development of approximately 1.5 acres and the construction of a 7,440 square foot restaurant. This restaurant, which opened early in March 1992, is similar in concept to Houston's, Ruby Tuesday, and Friday's. The terms of the lease call for an initial term of 9 years and 11 months, with two additional 10-year renewal options. In January 2001, the tenant renewed a ten-year lease with a base rental of $286,983 per year for years one through five, and $330,030 per year for years six through ten. The Fund II-III Joint Venture has expended approximately $1,100,000 for the development and construction of the restaurant building together with parking areas, driveways, landscaping and other improvements. In addition to the base rent described above, the tenant is required to pay additional rent in amounts equal to a 12% per annum return on all amounts expended for such improvements.

     The occupancy rate for the Brookwood Grill, a sole tenant, was 100% as of December 31, 2001, 2000, 1999, 1998 and 1997. The average effective rental rate per square foot was $31.56 for 2001, $30.22 for 2000 and 1999, and $30.26 for 1998 and 1997.

     As of December 31, 2001, the Fund II-IIOW Joint Venture and Wells Fund III had made total contributions to the Fund II-III Joint Venture of approximately $2,128,000 and $1,330,000, respectively, for the acquisition and development of the Brookwood Grill. The Fund II-IIOW Joint Venture holds an equity interest of approximately 62% in the Brookwood Grill, and Wells Fund III holds an equity interest of approximately 38%.

     On January 10, 1995, the remaining 4.3 undeveloped acres of land comprising the Holcomb Bridge Property were contributed by Fund II-III Joint Venture to a new joint venture, Fund II-III-VI and VII Associates. This property is described below.

     Holcomb Bridge Property

     On January 10, 1995, Fund II-III Joint Venture entered into a joint venture with Wells Fund VI and Wells Fund VII, Georgia public limited partnerships having Leo F. Wells, III and Wells Partners, L.P., a Georgia limited partnership, and general partner of Wells Capital, as general partners, known as the Fund II-III-VI-VII Joint Venture.

     In January 1995, the Fund II-III Joint Venture contributed to the Fund II-III-VI-VII Joint Venture approximately 4.3 acres of land at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia including land improvements for the development and construction of two buildings with a total of 49,534 square feet.

     Fourteen tenants occupied the Holcomb Bridge Property as of December 31, 2001. At year-end, occupancy at the Holcomb Bridge Property was 89% in 2001, 92% in 2000, 100% in 1999, 94% in 1998 and 1997. The average effective annual rental rate per square foot was $17.07 for 2001, $17.55 for 2000, $19.36 for 1999, $17.63 for 1998, and $13.71 for 1997.

     As of December 31, 2001, Fund II-III Joint Venture had contributed $1,729,116 in land and improvements for an equity interest of approximately 24%, Wells Fund VI had contributed $1,929,541 for an equity interest of approximately 27%, and Wells Fund VII had contributed $3,525,041 for an equity interest of approximately 49%. The total cost to develop the Holcomb Bridge Property was $5,454,582, excluding land.

     Heritage Place

     Heritage Place consists of a retail shopping center and a commercial office building complex located in Tucker, DeKalb County, Georgia. The retail shopping center contains approximately 29,858 net rentable square feet. The commercial office space, which is divided into seven separate buildings, contains approximately 67,465 net rentable square feet.

     Heritage Place is owned by the Tucker Joint Venture, a joint venture between the Fund II-IIOW Joint Venture and Wells Fund I. Both Wells Fund I and the Fund II-IIOW Joint Venture have funded the cost of completing Heritage Place through capital contributions made as progressive stages of construction were completed. As of December 31, 2001, Wells Fund I had contributed a total of $6,194,634, and the Fund II- IIOW Joint Venture had contributed a total of $4,764,585 for the acquisition and development of Heritage Place. As of December 31, 2001, Wells Fund I had an equity interest of approximately 55% in Heritage Place, and the Fund II-IIOW Joint Venture held an equity interest of approximately 45% in Heritage Place.

     At year end, the occupancy rate at Heritage Place was 83% in 2001, 89% in 2000, 87% in 1999 94% in 1998 and 85% in 1997. No tenants occupied ten percent or more of the total rentable square footage of the property as of December 31, 2001. The principal businesses, occupations, and professions of the tenants at Heritage Place include retail shopping/commercial office services. The average effective annual rental rate per square foot was $13.66 for 2001, $14.29 for 2000, $14.11 for 1999, $12.76 for 1998 and $11.08 for 1997.

     Heritage Place is currently being marketed for sale by The Dryman Team. The management team is considering separating the retail portion of this property from the office portion and creating a condominium for the office buildings. The legal and site work have been completed so that the management team can market this property to investors. The Partnership's goal is to have this property sold by the end of 2002.

     Cherokee Commons

     The Fund I-II-IIOW-VI-VII Joint Venture, was formed for the purpose of owning and operating Cherokee Commons which consists of a retail shopping center located in metropolitan Atlanta, Cherokee County, Georgia and has been expanded to consist of approximately 103,755 net leaseable square feet. Cherokee Commons was initially developed through a joint venture between Wells Fund I and the Fund II-IIOW Joint Venture, which contributed Cherokee Commons to the Fund I-II-IIOW-VI-VII Joint Venture on August 1, 1995 to complete the required funding for the expansion.

     As of September 30, 2001, Wells Fund I had contributed property with a book value of $2,139,900, the Fund II-IIOW Joint Venture had contributed property with a book value of $4,860,100, Wells Fund VI had contributed cash in the amount of $953,798 and Wells Fund VII had contributed cash in the amount of $953,798 to the Fund I-II-IIOW-VI-VII Joint Venture. As of September 30, 2001, the equity interests in the Fund I-II-IIOW-VI-VII Joint Venture were approximately as follows: Wells Fund I--24%, Fund II-IIOW Joint Venture--54%, Wells Fund VI--11%, and Wells Fund VII--11%.

     On October 1, 2001, the Fund I-II-IIOW-VI-VII Joint Venture sold Cherokee Commons for net sale proceeds of $8,434,089 and a gain of $1,725,015 from this sale. The Fund II-IIOW Joint Venture was allocated a taxable gain of $111,419 and net sale proceeds of $4,601,723 from this transaction.

ITEM 3. LEGAL PROCEEDINGS

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Limited Partners during 2001.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

As of February 28, 2002, the Partnership had 6,062 outstanding Class A Units held by a total of 178 Limited Partners and 1,626 outstanding Class B Units held by a total of 41 Limited Partners. The capital contribution per unit is $250. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the Partnership Agreement, the General Partners have the right to prohibit transfers of units.

Class A Unit holders are entitled to an annual 8% noncumulative distribution preference over Class B Unit holders as to cash distributions from net cash from operations, defined in the Partnership Agreement as cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, but are initially allocated none of the depreciation, amortization, cost recovery and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Cash available for distribution to the Limited Partners is distributed on a quarterly basis unless Limited Partners elect to have their cash distributed monthly. Cash distributions made to the Limited Partners during 2000 and 2001 were as follows:

                                   Per Class A   Per Class A   Per Class B
  Distribution          Total         Unit          Unit          Unit
  for Quarter           Cash       Investment     Return of     Return of    General
     Ended           Distributed     Income        Capital       Capital     Partner
------------------   -----------   -----------   -----------   -----------   -------

March 31, 2000         $26,527        $1.43        $2.95         $0.00        $0.00
June 30, 2000           27,474         1.20         3.33          0.00         0.00
September 30, 2000      27,474         0.96         3.57          0.00         0.00
December 31, 2000       26,342         1.05         3.30          0.00         0.00
March 31, 2001          26,521         1.90         2.47          0.00         0.00
June 30, 2001           13,261         0.00         2.19          0.00         0.00
September 30, 2001      10,411         0.00         1.72          0.00         0.00
December 31, 2001            0         0.00         0.00          0.00         0.00

ITEM 6. SELECTED FINANCIAL DATA

The following sets forth a summary of the selected financial data for the fiscal years ended December 31, 2001, 2000, 1999, 1998, and 1997:

                                            2001         2000         1999         1998         1997
                                         ----------   ----------   ----------   ----------   ----------
Total assets                             $1,083,683   $1,109,652   $1,189,195   $1,255,377   $1,334,105
Total revenues                               50,154       28,101       20,918        5,190      (18,601)
Net income (loss)                            50,154       28,101       20,918        5,190      (18,601)
Net income (loss) allocated to Class A
   Limited Partners                          50,154       28,101       20,918        5,190      (18,601)
Net loss allocated to Class B Limited
   Partners                                       0            0            0            0            0
Net income (loss) allocated to Class A
   Limited Partner Unit                  $     8.27   $     4.64   $     3.45   $     0.86   $    (3.07)
Net loss per Class B Limited Partner
   Unit                                        0.00         0.00         0.00         0.00         0.00
Cash distribution per Class A Limited
   Partner Unit                                8.28        17.79        15.63        13.96         6.03
Cash distribution per Class B Limited
   Partner Unit                                0.00         0.00         0.00         0.00         0.00

Cash distributions of $8.28 per unit were comprised of $1.90 from operating income and $6.38 return of capital in 2001. The Partnership reserved cash available for distribution in the fourth quarter of 2001 to fund anticipated leasing commissions and tenant improvements upon execution of a lease at the Louis Rose Building.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the selected financial data and the accompanying financial statements of the Partnership and notes thereto.

Forward Looking Statements

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

Results of Operations

Refer to footnotes of audited Financial Statements where a complete summary of operations is disclosed.

At year end, the properties in which the Fund II-IIOW Joint Venture owned an interest were 60% occupied in 2001 as compared to 97% in 2000 and 1999, 95% in 1998 and 96% in 1997. The decrease in 2001 is primarily the result of the vacancy of the Louis Rose Building.

Gross revenues of the Partnership were $50,154, $28,101, and $20,918 for the years ended December 31, 2001, 2000, and 1999, respectively. The increase from 2000 and 2001 was primarily due to the gain on sale from Cherokee Commons, which was partly offset by a decrease in equity in income from the Fund II-IIOW Joint Venture resulting from the expiration of First Union's lease at the Louis Rose Building, bad debt expense at the Holcomb Bridge Property and lower rental income at Heritage Place. The decrease in revenue from First Union was partially offset by increased rental rates at other properties and adjustments to the common area maintenance billings at Boeing at the Atrium. In accordance with the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", Fund I-II-IIOW-VI-VII Joint Venture reclassified the real estate assets of Cherokee Commons as "Held For Sale" upon finalizing negotiations with the Purchaser in August 2001 and, accordingly, stopped depreciating the related real estate assets at that time. The increase in gross revenues from 1999 to 2000 was a result of increased rental renewal rates at the Louis Rose Building.

Liquidity and Capital Resources

The Partnership's net cash provided by operating activities remained relatively stable at $428 for the year ended December 31, 2001, compared to $471 and $229 for the years ended December 31, 2000 and 1999, respectively. Cash flows from investing activities decreased to $76,589 for the year ended December 31, 2001, as compared to $104,801 for the same period in 2000, primarily due to decreased distributions received from the Fund II-IIOW Joint Venture as a result of the vacancy at the Louis Rose Building, partially offset by additional income from Cherokee Commons sale. Cash flows from investing activities increased to $104,801 from $90,167 for the years ended December 31, 2000 and 1999, respectively, due to the increase in distributions from joint ventures primarily due to increased revenue from higher renewal rates at the Louis Rose Building. Net cash used in financing activities was $76,541, $108,010 and $87,200 for the years ended December 31, 2001, 2000 and 1999, respectively, and consists of distributions to limited partners. The changes are in direct correlation with the distributions received from joint ventures reflected in the cash flows from investments above.

All distributions payable through December 31, 2001 have been paid from net operating cash flows. The Fund II-IIOW Joint Venture's share of proceeds from the sale of Cherokee Commons will not be distributed to the Limited Partners, however, but are instead being utilized to fund anticipated tenant improvements and external leasing commissions relating to the vacancy at the Louis Rose Building and Boeing at the Atrium, described in Item 2 above. In addition, quarterly cash distributions to Limited Partners are being temporarily suspended in 2002 to ensure that the Fund II-IIOW Joint Venture will have sufficient funds available for these purposes. Cash distributions payable to Limited Partners holding Class A Units are anticipated to decline in 2002 and future years, as properties are sold and the Fund II-IIOW Joint Venture's portfolio is liquidated. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations which the Partnership believes will continue to be adequate to meet operating requirements.

Since properties are acquired on an all-cash basis, the Partnership has no permanent long-term liquidity requirements.

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

Inflation

The real estate market has not been affected significantly by inflation during the past three years due to the relatively low inflation rate. There are provisions in the majority of the tenant leases to protect the Partnership from the impact of inflation. Most leases contain common area maintenance charges, real estate tax and insurance reimbursements on a per square foot bases, or in some cases, annual reimbursement of operating expenses above a certain per square foot allowance. These provisions should reduce the Partnership's exposure to increases in costs and operating expenses resulting from inflation. In addition, a number of the Partnership's leases are for terms of less than five years which may permit the Partnership to replace existing leases with new leases at higher base rental rates if the existing leases are below market rate. There is no assurance, however, that the Partnership would be able to replace existing leases with new leases at higher base rentals.

Critical Accounting Policies

The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements. Below is a discussion of the accounting policies that we consider to be critical in that they may require complex judgment in their application or require estimates about matters, which are inherently uncertain. Additional discussion of accounting policies that we consider to be significant, including further discussion of the critical accounting policies described below, is presented in the notes to the Partnership's financial statements in Item 14(a).

Straight-Lined Rental Revenues

The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, on a straight-line basis over the terms of the respective leases. If a tenant was to encounter financial difficulties in future periods, the amount recorded as receivables may not be realized.

Operating Cost Reimbursements

The Partnership generally bills tenants for operating cost reimbursements, either directly or through investments in joint ventures, on a monthly basis at amounts estimated largely based on actual prior period activity and the respective lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective lease terms. Financial difficulties encountered by tenants may result in receivable not being realized.

Real Estate

Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the asset, estimated at an amount equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of asset and from its eventual disposition, to the carrying value of the asset. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2001, 2000 or 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements of the Registrant and supplementary data are detailed under Item 14(a) and filed as part of the report on the pages indicated.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with the Partnership's accountants or other reportable events during 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                    PART III

ITEM 10. GENERAL PARTNERS OF THE PARTNERSHIP

Wells Capital, Inc.

Wells Capital Inc. ("Wells Capital") is a Georgia corporation formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital.

Leo F. Wells, III

Mr. Wells is a resident of Atlanta, Georgia, 58 years of age and holds a Bachelor of Business Administration Degree in Economics from the University of Georgia. Mr. Wells is the President and sole Director of Wells Capital. Mr. Wells is the President of Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which he serves as principal broker. Mr. Wells is also the President. Sole Director and sole shareholder of Wells Real Estate Funds, Inc., the parent company of Wells Capital, and the sole Director and President of Wells Management Company, Inc., a property management company which he founded in 1983. In addition, Mr. Wells is the President and Chairman of the Board of Wells Investment Securities, Inc., Wells & Associates, Inc., and Wells Management Company, Inc., which are affiliates of the General Partners. From 1980 to February 1985, Mr. Wells served as Vice-President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. From 1973 to 1976, he was associated with Sax Gaskin Real Estate Company and from 1970 to 1973, he was a real estate salesman and property manager for Roy D. Warren & Company, an Atlanta real estate company.

ITEM 11. COMPENSATION OF GENERAL PARTNERS AND AFFILIATES

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2001:

                                                               ------------
     Name of Individual          Capacities in Which Served        Cash
                                                               ------------
     or Number in Group             Form of Compensation       Compensation
------------------------------   ---------------------------   ------------

                                 Property Manager-Management
Wells Management Company, Inc.   And Leasing Fees                $9,970(1)
Wells Capital, Inc.              General Partner                      0
Leo F. Wells, III                General Partner                      0

(1) The majority of these fees are not paid directly by the Partnership but are paid by the joint venture entities which own properties to which the property management and leasing services relate and include management and leasing fees, some of which were accrued for accounting purposes in 2001 and paid in January, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No Limited Partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2002:

                 Name and Address of       Amount and Nature of
Title of Class    Beneficial Owner         Beneficial Ownership      Percent of Class
--------------   -------------------   ---------------------------   ----------------
Class A units    Leo F. Wells, III     0 Units (IRA, 401 (k) and     Less than 1%
                                         Profit Sharing)
Class B units    Leo F. Wells, III     0 Units (401 (k) and Profit   Less than 1%
                                         Sharing)

The General Partners did not receive any distributions from cash flows or sale proceeds in 2001.

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following are compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership.

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distribution for such year payable only after the Limited Partners each receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after the Limited Partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the Limited Partners have received a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions from net cash flow from operations or net sale proceeds for the year ended December 31, 2001.

Property Management and Leasing Fees

Wells Management Company, Inc., an affiliate of the General Partners, will receive compensation for supervising the management of the Partnership properties equal to 6% (3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees are not paid directly by the Partnership but by the joint venture entities which own the properties. The Partnership's share of these fees which were paid to Wells Management Company, Inc. totaled $9,970 for the year ended December 31, 2001.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (A) 50% of the commissions customarily charged by other brokers in arm's-length transactions involving comparable properties in the same geographic area or (B) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after Limited Partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or their affiliates for the year ended December 31, 2001.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. The financial statements are contained on pages F-2 through F-39 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

2. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b) On October 16, 2001, the Partnership filed a Report on Form 8-K dated October 1, 2001 reporting the sale of the Cherokee Commons Shopping Center by the Fund I-II-IIOW-VI-VII Joint Venture.

(c) The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d)  See (a) 2 above.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of March 2002.

                               Wells Real Estate Fund II-OW
                               (Registrant)


                               By: /s/Leo F. Wells, III
                                   ---------------------------------------------
                                   Leo F. Wells, III
                                   Individual General Partner and as President
                                   and Chief Financial Officer of Wells Capital, Inc., the Corporate General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity as and on the date indicated.

      Signature                         Title                         Date
-----------------------    ----------------------------------    --------------


/s/Leo F. Wells, III
-----------------------
Leo F. Wells, III          Individual General Partner,           March 22, 2002
                           President and Sole Director of
                           Wells Capital, Inc., the Corporate
                           General Partner

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRARS WHICH HAVE NOT BEEN REGISTERED PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material relating to an annual or other meeting of security holders has been sent to security holders.

                          INDEX TO FINANCIAL STATEMENTS

                               Financial Statements                                       Page
-------------------------------------------------------------------------------------    -----
Independent Auditors' Report                                                              F-2

Balance Sheets as of December 31, 2000 and 1999                                           F-3

Statements of Income (Loss) for the Years Ended December 31, 2000, 1999, and 1998         F-4

Statements of Partners' Capital for the Years Ended December 31, 2000, 1999, and 1998     F-5

Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998            F-6

Notes to Financial Statements for December 31, 2000, 1999, and 1998                       F-7

Audited Financial Statements - Boeing at the Atrium                                       F-33

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund II-OW:

We have audited the accompanying balance sheets of WELLS REAL ESTATE FUND II-OW (a Georgia public limited partnership) as of December 31, 2001 and 2000 and the related statements of income, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II-OW as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP


Atlanta, Georgia
January 25, 2002

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                              2001         2000
                                                           ----------   ----------
                                 ASSETS
INVESTMENT IN JOINT VENTURE                                $1,069,403   $1,082,280

CASH AND CASH EQUIVALENTS                                       1,603        1,127

DUE FROM AFFILIATE                                             12,677       26,245
                                                           ----------   ----------
              Total assets                                 $1,083,683   $1,109,652
                                                           ==========   ==========

                   LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Accounts payable                                       $    1,048   $      630
    Partnership distributions payable                               0       26,342
                                                           ----------   ----------
              Total liabilities                                 1,048       26,972
                                                           ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' CAPITAL
    Limited partners:
       Class A--6,062 units                                 1,082,635    1,082,680
       Class B--1,626 units                                         0            0
                                                           ----------   ----------
                 Total partners' capital                    1,082,635    1,082,680
                                                           ----------   ----------
                 Total liabilities and partners' capital   $1,083,683   $1,109,652
                                                           ==========   ==========

      The accompanying notes are an integral part of these balance sheets.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)

                              STATEMENTS OF INCOME

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                       2001     2000      1999
                                                     -------   -------   -------
REVENUES:
   Equity in income of joint venture                 $50,144   $27,996   $20,789
   Interest income                                        10       105         0
   Other income                                            0         0       129
                                                     -------   -------   -------
NET INCOME                                           $50,154   $28,101   $20,918
                                                     =======   =======   =======
NET INCOME ALLOCATED TO CLASS A LIMITED PARTNERS     $50,154   $28,101   $20,918
                                                     =======   =======   =======
NET INCOME PER CLASS A LIMITED PARTNER UNIT          $  8.27   $  4.64   $  3.45
                                                     =======   =======   =======
CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT   $  8.28   $ 17.79   $ 15.63
                                                     =======   =======   =======

        The accompanying notes are an integral part of these statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                        Limited Partners
                               -----------------------------------
                                   Class A             Class B         Total
                               ------------------   --------------    Partners'
                               Units     Amount     Units   Amount    Capital
                               -----   ----------   -----   ------   ----------
BALANCE, December 31, 1998     6,062   $1,236,239   1,626    $ 0     $1,236,239

   Net income                      0       20,918       0      0         20,918
   Partnership distributions       0      (94,762)      0      0        (94,762)
                               -----   ----------   -----   ------   ----------
BALANCE, December 31, 1999     6,062    1,162,395   1,626      0      1,162,395

   Net income                      0       28,101       0      0         28,101
   Partnership distributions       0     (107,816)      0      0       (107,816)
                               -----   ----------   -----   ------   ----------
BALANCE, December 31, 2000     6,062    1,082,680   1,626      0      1,082,680

   Net income                      0       50,154       0      0         50,154
   Partnership distributions       0      (50,199)      0      0        (50,199)
                               -----   ----------   -----   ------   ----------
BALANCE, December 31, 2001     6,062   $1,082,635   1,626    $ 0     $1,082,635
                               =====   ==========   =====   ======   ==========

        The accompanying notes are an integral part of these statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                    2001        2000       1999
                                                                  --------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                    $ 50,154   $  28,101   $ 20,918
                                                                  --------   ---------   --------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Equity in income of joint venture                       (50,144)    (27,996)   (20,789)
           Changes in accounts payable                                 418         366        100
                                                                  --------   ---------   --------
                 Total adjustments                                 (49,726)    (27,630)   (20,689)
                                                                  --------   ---------   --------
                 Net cash provided by operating activities             428         471        229
                                                                  --------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Contributions to joint venture                                  (3,363)          0          0
    Distributions received from joint venture                       79,952     104,801     90,167
                                                                  --------   ---------   --------
                 Net cash provided by investing activities          76,589     104,801     90,167
                                                                  --------   ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions to partners in excess of accumulated earnings    (64,288)    (81,298)   (76,671)
    Distributions to partners from accumulated earnings            (12,253)    (26,712)   (10,529)
                                                                  --------   ---------   --------
                 Net cash used in financing activities             (76,541)   (108,010)   (87,200)
                                                                  --------   ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   476      (2,738)     3,196

CASH AND CASH EQUIVALENTS, beginning of year                         1,127       3,865        669
                                                                  --------   ---------   --------
CASH AND CASH EQUIVALENTS, end of year                            $  1,603   $   1,127   $  3,865
                                                                  ========   =========   ========

        The accompanying notes are an integral part of these statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     Wells Real Estate Fund II-OW (the "Partnership") is a public limited partnership organized on October 13, 1987 under the laws of the state of Georgia. The general partners are Leo F. Wells, III and Wells Capital, Inc. (the "Company"). The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights, regardless of class.

     The Partnership was formed to acquire and operate commercial real properties, including properties which are either to be developed, are currently under development or construction, are newly constructed, or have operating histories. The Partnership owns an interest in six properties through a joint venture between the Partnership and Wells Real Estate Fund II ("Fund II"), referred to as "Fund II and II-OW."

     Through its investment in Fund II and II-OW, the Partnership owned interests in the following properties during the periods audited: (i) a retail shopping and commercial office complex located in Tucker, Georgia, Heritage Place at Tucker ("Tucker"); (ii) a shopping center located in Cherokee County, Georgia, known as the Cherokee Commons Shopping Center ("Cherokee Commons"); (iii) a four-story office building located in metropolitan Houston, Texas, the Atrium at Nassau Bay ("The Atrium"); (iv) a restaurant located in Fulton County, Georgia ("Brookwood Grill"); (v) an office/retail center in Roswell, Georgia ("880 Holcomb Bridge"); and (vi) an office building in Charlotte, North Carolina ("Louis Rose Place," formerly First Union). The Fund II and II-OW joint venture owns 100% of Louis Rose Place. All remaining properties are owned by Fund II and II-OW through investments in joint ventures with other Wells Real Estate Funds.

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

     Income Taxes

     The Partnership is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners are required to include their respective shares of profits and losses in their individual income tax returns.

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

     Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B units and 1% to the general partners until their capital accounts are reduced to zero, (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance, and (c) thereafter to the general partners.

     Gain on the sale or exchange of the Partnership's properties will be allocated as follows: (a) first, to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then to the limited partners in proportion to and to the extent of the excess of (i) each limited partner's adjusted capital contribution, plus a cumulative 12% per annum return on his/her adjusted capital contribution, less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner's capital account balance as of the sale date; (c) then to the general partners in proportion to and to the extent of the excess of (i) each general partner's adjusted capital contribution, over (ii) such general partner's capital account balance as of the sale date; and (d) thereafter 85% to the limited partners and 15% to the general partners.

     Investment in Joint Venture

          Basis of Presentation

          The Partnership does not have control over the operations of Fund II and II-OW; however, it does exercise significant influence. Accordingly, the Partnership's investment in Fund II and II-OW is recorded using the equity method of accounting. The joint ventures in which Fund II and II-OW hold an ownership interest follow the same accounting policies as Fund II and II-OW.

          Real Estate Assets

          Real estate assets held by Fund II and II-OW are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful life of the related asset. All repairs and maintenance expenditures are expensed as incurred.

          Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of real estate assets held by Fund II and II-OW or its affiliated joint ventures as of December 31, 2001.

          Depreciation is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset, whichever is shorter.

          Revenue Recognition

          All leases on real estate assets held by the joint venture are classified as operating leases, and the related rental income is recognized on a straight-line basis over the terms of the respective leases.

          Partners' Distributions and Allocations of Profit and Loss

          Cash available for distribution and allocations of profit and loss to the Partnership by Fund II and II-OW are made in accordance with the terms of the respective joint venture agreement. Generally, these items are allocated in proportion to the partners' respective ownership interests. Cash is paid from the joint venture to the Partnership on a quarterly basis.

          Deferred Lease Acquisition Costs

          Costs incurred to procure operating leases are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred lease acquisition costs are included in prepaid expenses and other assets, net, in Fund II and II-OW's balance sheets presented in Note 3.

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

2.   RELATED-PARTY TRANSACTIONS

     Due from affiliate at December 31, 2001 and 2000 represents the Partnership's share of cash to be distributed from Fund II and II-OW for the fourth quarters of 2001 and 2000, respectively.

     The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. ("Wells Management"), an affiliate of the general partners. In consideration for supervising the management of the Partnership's properties, the Partnership will generally pay Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm's-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of industrial and commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

     The Partnership incurred management and leasing fees and lease acquisition costs, at the joint venture level, of $9,970, $12,565, and $12,033 for the years ended December 31, 2001, 2000, and 1999, respectively, which were paid to Wells Management.

     The Company performs certain administrative services for the Partnership, such as accounting and other Partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The related expenses have been allocated directly to Fund II and II-OW, as substantially all of the operations of the Partnership and Fund II are conducted through this joint venture. In the opinion of management, such allocation is a reasonable estimation of such expenses.

     The general partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.   INVESTMENT IN JOINT VENTURE

     On March 1, 1988, the Partnership entered into a joint venture agreement with Wells Fund II. The joint venture, Fund II and II-OW, was formed for the purpose of investing in commercial real properties. Fund II and II-OW owns Louis Rose Place directly and has investments in several other joint ventures. The Partnership's ownership percentage interest in Fund II and II-OW was approximately 5% at December 31, 2001 and 2000.

     The following is a roll forward of the Partnership's investment in the joint venture for the years ended December 31, 2001 and 2000:

                                                         2001          2000
                                                      -----------   -----------
     Investment in joint venture, beginning of year   $ 1,082,280   $ 1,159,995
         Equity in income of joint venture                 50,144        27,996
         Contribution to joint venture                      3,363             0
         Distributions from joint venture                 (66,384)     (105,711)
                                                      -----------   -----------
     Investment in joint venture, end of year         $ 1,069,403   $ 1,082,280
                                                      ===========   ===========

Following are the financial statements for Fund II and II-OW:

                                Fund II and II-OW
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                     2001          2000
                                                                  -----------   -----------
                                     Assets

Real estate assets, at cost:
    Land                                                          $ 1,367,856   $ 1,367,856
    Building and improvements, less accumulated depreciation of
      $3,716,818in 2001 and $3,359,119 in 2000                      4,064,300     4,411,999
                                                                  -----------   -----------
              Total real estate assets                              5,432,156     5,779,855
Investment in joint ventures                                       14,688,192    14,576,863
Cash and cash equivalents                                              24,544       144,731
Due from affiliates                                                   241,954       352,673
Prepaid expenses and other assets                                           0         8,234
                                                                  -----------   -----------
              Total assets                                        $20,386,846   $20,862,356
                                                                  ===========   ===========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                         $     6,261   $     5,089
    Partnership distributions payable                                 260,068       494,260
                                                                  -----------   -----------
              Total liabilities                                       266,329       499,349
                                                                  -----------   -----------
Partners' capital:
    Wells Real Estate Fund II                                      19,051,114    19,280,727
    Wells Real Estate Fund II-OW                                    1,069,403     1,082,280
                                                                  -----------   -----------
              Total partners' capital                              20,120,517    20,363,007
                                                                  -----------   -----------
              Total liabilities and partners' capital             $20,386,846   $20,862,356
                                                                  ===========   ===========

                                Fund II and II-OW
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                          2001         2000       1999
                                                       ----------   ----------   --------
Revenues:
    Rental income                                      $  281,357   $  844,071   $717,676
    Equity in income of joint ventures                  1,365,921      251,609    242,690
    Interest income                                         2,139       11,806        367
                                                       ----------   ----------   --------
                                                        1,649,417    1,107,486    960,733
                                                       ----------   ----------   --------
Expenses:
    Depreciation                                          357,699      367,667    367,667
    Partnership administration                            110,877       83,868     88,859
    Legal and accounting                                   49,619       45,824     42,899
    Management and leasing fees                            23,134       69,128     61,295
    Operating costs                                       144,002        1,484        366
    Computer costs                                         19,763       12,273      8,148
                                                       ----------   ----------   --------
                                                          705,094      580,244    569,234
                                                       ----------   ----------   --------
Net income                                             $  944,323   $  527,242   $391,499
                                                       ==========   ==========   ========

Net income allocated to Wells Real Estate Fund II      $  894,179   $  499,246   $370,710
                                                       ==========   ==========   ========

Net income allocated to Wells Real Estate Fund II-OW   $   50,144   $   27,996   $ 20,789
                                                       ==========   ==========   ========

                                Fund II and II-OW
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                 Wells Real     Wells Real       Total
                                   Estate         Estate       Partners'
                                  Fund II       Fund II-OW     Capital
                                ------------   -----------   ------------
Balance, December 31, 1998      $ 22,019,064   $ 1,235,838   $ 23,254,902
    Net income                       370,710        20,789        391,499
    Partnership distributions     (1,723,185)      (96,632)    (1,819,817)
                                ------------   -----------   ------------
Balance, December 31, 1999        20,666,589     1,159,995     21,826,584
    Net income                       499,246        27,996        527,242
    Partnership distributions     (1,885,108)     (105,711)    (1,990,819)
                                ------------   -----------   ------------
Balance, December 31, 2000        19,280,727     1,082,280     20,363,007
    Net income                       894,179        50,144        944,323
    Partnership contributions         60,001         3,363         63,364
    Partnership distributions     (1,183,793)      (66,384)    (1,250,177)
                                ------------   -----------   ------------
Balance, December 31, 2001      $ 19,051,114   $ 1,069,403   $ 20,120,517
                                ============   ===========   ============

                                Fund II and II-OW
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                 2001          2000          1999
                                                              -----------   -----------   -----------
Cash flows from operating activities:
  Net income                                                  $   944,323   $   527,242   $   391,499
                                                              -----------   -----------   -----------
  Adjustments to reconcile net income to net cash (used in)
       provided by operating activities:
           Depreciation                                           357,699       367,667       367,667
           Equity in income of joint ventures                  (1,365,921)     (251,609)     (242,690)
           Changes in assets and liabilities:
              Accounts receivable                                       0         2,149        21,035
              Prepaid expenses and other assets                     8,234        16,239        18,355
              Accounts payable                                      1,172         5,089             0
              Due to affiliates                                         0             0        (8,988)
                                                              -----------   -----------   -----------
                 Total adjustments                               (998,816)      139,535       155,379
                                                              -----------   -----------   -----------
                 Net cash (used in) provided by operating
                     activities                                   (54,493)      666,777       546,878
                                                              -----------   -----------   -----------
Cash flows from investing activities:
    Investment in real estate                                     (10,000)            0             0
    Distributions received from joint ventures                  1,365,311     1,289,394     1,219,061
                                                              -----------   -----------   -----------
                 Net cash provided by investing activities      1,355,311     1,289,394     1,219,061
                                                              -----------   -----------   -----------
Cash flows from financing activities:
    Contributions from joint venture partners                      63,364             0             0
    Distributions to joint venture partners                    (1,484,369)   (1,973,681)   (1,698,065)
                                                              -----------   -----------   -----------
                 Net cash used in financing activities         (1,421,005)   (1,973,681)   (1,698,065)
                                                              -----------   -----------   -----------
Net (decrease) increase in cash and cash equivalents             (120,187)      (17,510)       67,874
Cash and cash equivalents, beginning of year                      144,731       162,241        94,367
                                                              -----------   -----------   -----------
Cash and cash equivalents, end of year                        $    24,544   $   144,731   $   162,241
                                                              ===========   ===========   ===========

The following is a roll forward of Fund II and II-OW investment in the joint venture for the years ended December 31, 2001 and 2000:

                                                        2001           2000
                                                    ------------   ------------

Investment in joint venture, beginning of year      $ 14,576,863   $ 15,654,420
    Equity in income of joint venture                  1,365,921        251,609
    Distributions from joint venture                  (1,254,592)    (1,329,166)
                                                    ------------   ------------
Investment in joint venture, end of year            $ 14,688,192   $ 14,576,863
                                                    ============   ============

     Fund II and II-OW's investment and percentage ownership in other joint ventures at December 31, 2001 and 2000 are summarized as follows:

                                                           2001                    2000
                                                   ---------------------   ---------------------
                                                      Amount     Percent     Amount      Percent
                                                   -----------   -------   -----------   -------
     Fund I and II--Tucker                         $ 3,800,920     48%     $ 3,894,846     48%
     Fund I, II, II-OW, VI, and VII
         Associates--Cherokee                        4,620,682     56        3,814,737     56
     Fund II and III Associates--The Atrium          4,558,840     64        5,054,727     64
     Fund II and III Associates--Brookwood Grill     1,707,750     62        1,812,553     62
                                                   -----------             -----------
                                                   $14,688,192             $14,576,863
                                                   ===========             ===========

     The following are descriptions of the joint ventures in which Fund II and II-OW has investments.

     Fund I and II--Tucker

     Tucker and Cherokee Commons were previously held in two joint ventures between Fund II and II-OW and Wells Real Estate Fund I ("Fund I"), which were formed for the purpose of owning, developing, and operating Cherokee Commons and Tucker. In 1991, the Tucker and Cherokee Commons joint ventures were merged into a new joint venture, the Fund I and II Tucker--Cherokee joint venture. Under the terms of the joint venture agreement, the ownership interests of Fund I and Fund II and II-OW in each individual property remained unchanged.

     On August 1, 1995, the Fund I and II--Tucker--Cherokee joint venture assigned its ownership in Cherokee Commons to the Fund I, II, II-OW, VI, and VII Associates--Cherokee joint venture, a joint venture between Fund I, Fund II and II-OW, Wells Real Estate Fund VI, L.P. ("Fund VI"), and Wells Real Estate Fund VII, L.P. ("Fund VII"). Upon the assignment of Cherokee Commons, the joint venture was renamed Fund I and II--Tucker. Tucker is a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet in Tucker, DeKalb County, Georgia.

Following are the financial statements for Fund I and II--Tucker:

                              Fund I and II--Tucker
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                    2001         2000
                                                                 ----------   ----------
                                     Assets

Real estate assets, at cost:
   Land                                                          $3,260,887   $3,260,887
   Building and improvements, less accumulated depreciation of
     $4,363,519 in 2001 and $3,896,844 in 2000                    5,246,515    5,459,417
                                                                 ----------   ----------
              Total real estate assets                            8,507,402    8,720,304
Cash and cash equivalents                                           152,975      117,239
Accounts receivable                                                 103,861      222,778
Prepaid expenses and other assets, net                              137,437      110,525
                                                                 ----------   ----------
              Total assets                                       $8,901,675   $9,170,846
                                                                 ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
   Accounts payable and accrued expenses                         $   79,839   $   69,099
   Partnership distributions payable                                163,584      236,990
   Due to affiliates                                                686,464      632,762
                                                                 ----------   ----------
              Total liabilities                                     929,887      938,851
                                                                 ----------   ----------
Partners' capital:
   Wells Real Estate Fund I                                       4,170,868    4,337,149
   Fund II and II-OW                                              3,800,920    3,894,846
                                                                 ----------   ----------
              Total partners' capital                             7,971,788    8,231,995
                                                                 ----------   ----------
              Total liabilities and partners' capital            $8,901,675   $9,170,846
                                                                 ==========   ==========

                              Fund I and II--Tucker
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                      2001         2000         1999
                                                   ----------   ----------   ----------
Revenues:
    Rental income                                  $1,327,608   $1,390,599   $1,373,213
    Interest income                                     1,511          601          447
                                                   ----------   ----------   ----------
                                                    1,329,119    1,391,200    1,373,660
                                                   ----------   ----------   ----------
Expenses:
    Operating costs, net of reimbursements            398,970      434,738      464,001
    Depreciation                                      483,844      491,806      491,386
    Management and leasing fees                       131,700      121,946      158,269
    Partnership administration                         44,514       37,480       29,109
    Legal and accounting                               15,757        6,824        5,739
    Bad debt expense                                   19,464       27,097            0
                                                   ----------   ----------   ----------
                                                    1,094,249    1,119,891    1,148,504
                                                   ----------   ----------   ----------
Net income                                         $  234,870   $  271,309   $  225,156
                                                   ==========   ==========   ==========

Net income allocated to Wells Real Estate Fund I   $  129,390   $  149,464   $  124,039
                                                   ==========   ==========   ==========

Net income allocated to Fund II and II-OW          $  105,480   $  121,845   $  101,117
                                                   ==========   ==========   ==========

                              Fund I and II--Tucker
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                      Wells Real       Fund II         Total
                                        Estate           and         Partners'
                                        Fund I          II-OW         Capital
                                      -----------    -----------    -----------
Balance, December 31, 1998            $ 4,758,591    $ 4,156,811    $ 8,915,402
    Net income                            124,039        101,117        225,156
    Partnership distributions            (300,690)      (199,736)      (500,426)
                                      -----------    -----------    -----------
Balance, December 31, 1999              4,581,940      4,058,192      8,640,132
    Net income                            149,464        121,845        271,309
    Partnership distributions            (394,255)      (285,191)      (679,446)
                                      -----------    -----------    -----------
Balance, December 31, 2000              4,337,149      3,894,846      8,231,995
    Net income                            129,390        105,480        234,870
    Partnership distributions            (295,671)      (199,406)      (495,077)
                                      -----------    -----------    -----------
Balance, December 31, 2001            $ 4,170,868    $ 3,800,920    $ 7,971,788
                                      ===========    ===========    ===========

                             Funds I and II--Tucker
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                 2001         2000       1999
                                                               ---------   ---------   ---------
Cash flows from operating activities:
    Net income                                                 $ 234,870   $ 271,309   $ 225,156
                                                               ---------   ---------   ---------
    Adjustments to reconcile net income to net cash provided
       by operating activities:
          Depreciation                                          483,844     491,806     491,386
          Changes in assets and liabilities:
              Accounts receivable                                118,917     (97,006)    (29,410)
              Prepaid expenses and other assets, net             (26,912)      5,340       6,316
              Accounts payable and accrued expenses               10,740       1,302       2,833
              Due to affiliates                                   53,702      44,418      39,712
                                                               ---------   ---------   ---------
                 Total adjustments                               640,291     445,860     510,837
                                                               ---------   ---------   ---------
                 Net cash provided by operating activities       875,161     717,169     735,993
Cash flows from investing activities:
    Investment in real estate                                   (270,942)   (115,341)   (260,522)
Cash flows from financing activities:
    Distributions to joint venture partners                     (568,483)   (608,206)   (401,234)
                                                               ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents              35,736      (6,378)     74,237
Cash and cash equivalents, beginning of year                     117,239     123,617      49,380
                                                               ---------   ---------   ---------
Cash and cash equivalents, end of year                         $ 152,975   $ 117,239   $ 123,617
                                                               =========   =========   =========
Supplemental disclosure of noncash activities:
       Write-off of fully depreciated real estate assets       $  17,169   $       0   $       0
                                                               =========   =========   =========

     Fund I, II, II-OW, VI, and VII Associates--Cherokee

     Fund I, II, II-OW, VI, and VII Associates--Cherokee (or the "Cherokee Joint Venture") was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. Until the formation of this joint venture, Cherokee Commons was part of the Fund I and II Tucker--Cherokee Joint Venture. Concurrent with the formation of Fund I, II, II-OW, VI, and VII Associates--Cherokee, Cherokee Commons was transferred from the Fund I and II Tucker--Cherokee Joint Venture to the Cherokee Joint Venture. Percentage ownership interests in the Cherokee Joint Venture were determined at the time of formation based on relative capital contributions. Under the terms of the joint venture agreement, Fund VI and Fund VII each contributed approximately $1 million in return for an 11% ownership interest. Fund I's ownership interest in the Cherokee Joint Venture changed from 31% to 24%, and Fund II and II-OW joint venture's ownership interest changed from 69% to 55%. The $2 million in cash contributed to the Cherokee Joint Venture was used to fund an expansion of the property for an existing tenant. On October 1, 2001, the Cherokee Joint Venture sold Cherokee Commons for net proceeds of $8,434,089 and recognized a gain of $1,725,015 on the sale. Management has determined that additional sources of funds will be required to fund tenant improvements at The Atrium and Louis Rose Place properties. Accordingly, it is anticipated that the Partnership's share of the net proceeds from the sale of Cherokee Commons will be invested in such tenant improvements and, therefore, not distributed to the limited partners.

Following are the financial statements for Fund I, II, II-OW, VI, and VII Associates--Cherokee:

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                    2001         2000
                                                                                 ----------   ----------
                                     Assets
Real estate assets, at cost:
    Land                                                                         $        0   $1,219,704
    Building and improvements, less accumulated depreciation of $0 in 2001 and
       $3,606,079 in 2000                                                                 0    5,624,924
                                                                                 ----------   ----------
              Total real estate assets                                                    0    6,844,628
Cash and cash equivalents                                                         8,455,308      214,940
Accounts receivable                                                                  54,871       31,356
Prepaid expenses and other assets                                                    21,528      100,866
                                                                                 ----------   ----------
              Total assets                                                       $8,531,707   $7,191,790
                                                                                 ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                        $   30,777   $   23,716
    Refundable security deposits                                                          0       23,839
    Partnership distributions payable                                                77,142      197,191
    Due to affiliates                                                               149,898      137,334
                                                                                 ----------   ----------
              Total liabilities                                                     257,817      382,080
                                                                                 ----------   ----------
Partners' capital:
    Wells Real Estate Fund I                                                      1,840,011    1,498,120
    Fund II and II-OW                                                             4,620,682    3,814,737
    Wells Real Estate Fund VI                                                       907,949      749,777
    Wells Real Estate Fund VII                                                      905,248      747,076
                                                                                 ----------   ----------
              Total partners' capital                                             8,273,890    6,809,710
                                                                                 ----------   ----------
              Total liabilities and partners' capital                            $8,531,707   $7,191,790
                                                                                 ==========   ==========

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                        2001          2000       1999
                                                     -----------    --------   --------
Revenues:
    Rental income                                    $   758,302    $965,305   $945,222
    Interest income                                       69,626          78         68
    Other income                                           1,008           0          0
    Gain on sale of real estate                        1,725,015           0          0
                                                     -----------    --------   --------
                                                       2,553,951     965,383    945,290
                                                     -----------    --------   --------
Expenses:
    Depreciation                                         254,448     442,250    447,969
    Operating costs, net of reimbursements               (65,676)     24,557     37,583
    Partnership administration                            15,627      23,352     24,882
    Management and leasing fees                           67,560      74,422     94,149
    Legal and accounting                                  18,357       6,180      5,624
    Bad debt expense                                       8,682           0          0
                                                     -----------    --------   --------
                                                         298,998     570,761    610,207
                                                     -----------    --------   --------
Net income                                           $ 2,254,953    $394,622   $335,083
                                                     ===========    ========   ========

Net income allocated to Wells Real Estate Fund I     $   541,707    $ 94,800   $ 80,496
                                                     ===========    ========   ========

Net income allocated to Fund II and II-OW            $ 1,230,326    $215,310   $182,825
                                                     ===========    ========   ========

Net income allocated to Wells Real Estate Fund VI    $   241,460    $ 42,256   $ 35,881
                                                     ===========    ========   ========

Net income allocated to Wells Real Estate Fund VII   $   241,460    $ 42,256   $ 35,881
                                                     ===========    ========   ========

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                 Wells Real       Fund II      Wells Real    Wells Real       Total
                                   Estate           and          Estate        Estate       Partners'
                                   Fund I          II-OW        Fund VI       Fund VII       Capital
                                 -----------    -----------    ----------    ----------    -----------
Balance, December 31, 1998       $ 1,741,492    $ 4,295,663    $ 844,160     $ 841,460     $ 7,722,775
    Net income                        80,496        182,825       35,881        35,881         335,083
    Partnership distributions       (203,855)      (425,383)     (83,483)      (83,483)       (796,204)
                                 -----------    -----------    ---------     ---------     -----------
Balance, December 31, 1999         1,618,133      4,053,105      796,558       793,858       7,261,654
    Net income                        94,800        215,310       42,256        42,256         394,622
    Partnership distributions       (214,813)      (453,678)     (89,037)      (89,038)       (846,566)
                                 -----------    -----------    ---------     ---------     -----------
Balance, December 31, 2000         1,498,120      3,814,737      749,777       747,076       6,809,710
    Net income                       541,707      1,230,326      241,460       241,460       2,254,953
    Partnership distributions       (199,816)      (424,381)     (83,288)      (83,288)       (790,773)
                                 -----------    -----------    ---------     ---------     -----------
Balance, December 31, 2001       $ 1,840,011    $ 4,620,682    $ 907,949     $ 905,248     $ 8,273,890
                                 ===========    ===========    =========     =========     ===========

               Fund I, II, II-OW, VI, and VII Associates--Cherokee
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                      2001          2000         1999
                                                                  -----------    ---------    ---------
Cash flows from operating activities:
    Net income                                                    $ 2,254,953    $ 394,622    $ 335,083
                                                                  -----------    ---------    ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                               254,448      442,250      447,969
           Gain on sale of real estate                             (1,725,015)           0            0
           Changes in assets and liabilities:
              Accounts receivable                                     (56,972)      (3,653)       7,814
              Prepaid expenses and other assets, net                   12,961      (11,020)       1,133
              Accounts payable and accrued expenses, and
                 refundable security deposits                         (29,563)      12,694      (72,272)
              Due to affiliates                                        12,564       15,062       13,005
                                                                  -----------    ---------    ---------
                  Total adjustments                                (1,531,577)     455,333      397,649
                                                                  -----------    ---------    ---------
                  Net cash provided by operating activities           723,376      849,955      732,732
                                                                  -----------    ---------    ---------
Cash flows from investing activities:
    Net proceeds from the sale of real estate                       8,434,089            0            0
    Investment in real estate                                          (6,275)           0      (14,148)
                                                                  -----------    ---------    ---------
                  Net cash provided by (used in) investing
                     activities                                     8,427,814            0      (14,148)
                                                                  -----------    ---------    ---------
Cash flows from financing activities:
    Distributions to joint venture partners                          (910,822)    (841,555)    (734,858)
                                                                  -----------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                8,240,368        8,400      (16,274)
Cash and cash equivalents, beginning of year                          214,940      206,540      222,814
                                                                  -----------    ---------    ---------
Cash and cash equivalents, end of year                            $ 8,455,308    $ 214,940    $ 206,540
                                                                  ===========    =========    =========

     Fund II and III Associates

     On April 3, 1989, Fund II and II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P. ("Fund III"). The new joint venture, Fund II and III Associates--The Atrium, was formed for the purpose of investing in commercial and industrial real properties. In April 1989, Fund II and III Associates--The Atrium acquired The Atrium. The Atrium was fully occupied from inception through June 1996, at which time the previous tenant's lease expired. In March 1997, a lease was signed with a new tenant for the entire building, and the new tenant began paying rent in May 1997. The lease term was for five years with an option to renew for an additional five years. A no-cause cancellation provision became effective at the end of the first three-year period. If this no-cause cancellation were exercised, the tenant would be required to pay unamortized, up-front tenant improvement costs. The costs of completing the required tenant improvements and outside broker commissions were funded out of reserves and contributions by Fund II and II-OW and Fund III.

     On January 31, 1990, Fund II and II-OW entered into a second joint venture agreement with Fund III. The new joint venture, Fund II and III Associates--Brookwood Grill, was formed for the purpose of investing in commercial and industrial real properties. In 1991, Fund II and II-OW contributed its interest in a parcel of land known as 880 Holcomb Bridge located in Roswell, Georgia, to Fund II and III Associates--Brookwood Grill. The property is a 5.8-acre tract of land. A restaurant was developed on 1.5 acres of 880 Holcomb Bridge and is currently operating as the Brookwood Grill restaurant. During 1995, the remaining 4.3 acres of 880 Holcomb Bridge were transferred at cost to the Fund II, III, VI, and VII Associates joint venture, a joint venture partnership between Fund II and III Associates--Brookwood Grill, Fund VI, and Fund VII. Fund II and III Associates--Brookwood Grill's investment in this transferred parcel of 880 Holcomb Bridge was $1,210,117 and $1,305,317 at December 31, 2001 and 2000, respectively, which represents a 24% interest for each year.

Following are the financial statements for Fund II and III Associates--The
Atrium:

                     Fund II and III Associates--The Atrium
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                     2001        2000
                                                                  ----------   ----------
                                     Assets
Real estate assets, at cost:
    Land                                                          $1,504,743   $1,504,743
    Building and improvements, less accumulated depreciation of
       $7,889,603 in 2001 and $7,113,487 in 2000                   5,572,282    6,274,702
                                                                  ----------   ----------
              Total real estate assets                             7,077,025    7,779,445
Cash and cash equivalents                                            211,954      240,314
Accounts receivable                                                    5,346       23,202
Prepaid expenses and other assets, net                                78,954      123,399
                                                                  ----------   ----------
              Total assets                                        $7,373,279   $8,166,360
                                                                  ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                              $  100,365   $  104,321
    Partnership distributions payable                                169,050      149,227
                                                                  ----------   ----------
              Total liabilities                                      269,415      253,548
                                                                  ----------   ----------
Partners' capital:
    Fund II and II-OW                                              4,558,840    5,054,727
    Wells Real Estate Fund III                                     2,545,024    2,858,085
                                                                  ----------   ----------
              Total partners' capital                              7,103,864    7,912,812
                                                                  ----------   ----------
              Total liabilities and partners' capital             $7,373,279   $8,166,360
                                                                  ==========   ==========

                     Fund II and III Associates--The Atrium
                            (A Georgia Joint Venture)
                               Statements of Loss
              for the Years Ended December 31, 2001, 2000, and 1999

                                                      2001            2000          1999
                                                   -----------    -----------    -----------
Revenues:
    Rental income                                  $ 1,470,144    $ 1,468,784    $ 1,470,144
    Other income                                             0              0          4,000
    Interest income                                      7,730              0              0
                                                   -----------    -----------    -----------
                                                     1,477,874      1,468,784      1,474,144
                                                   -----------    -----------    -----------
Expenses:
    Depreciation                                       776,116        877,240        867,720
    Operating costs, net of reimbursements             598,010        723,744        692,066
    Management and leasing fees                        190,978        185,035        179,762
    Partnership administration                          37,886         14,841         23,278
    Legal and accounting                                 9,002          5,250          5,250
                                                   -----------    -----------    -----------
                                                     1,611,992      1,806,110      1,768,076
                                                   -----------    -----------    -----------
Net loss                                           $  (134,118)   $  (337,326)   $  (293,932)
                                                   ===========    ===========    ===========
Net loss allocated to Fund II and II-OW            $   (82,214)   $  (206,781)   $  (180,180)
                                                   ===========    ===========    ===========
Net loss allocated to Wells Real Estate Fund III   $   (51,904)   $  (130,545)   $  (113,752)
                                                   ===========    ===========    ===========

                     Fund II and III Associates--The Atrium
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                       Total
                                        Fund II       Wells Real     Partners'
                                         II-OW         Fund III       Capital
                                      -----------    -----------    -----------
Balance, December 31, 1998            $ 6,181,461    $ 3,569,416    $ 9,750,877
    Net loss                             (180,180)      (113,752)      (293,932)
    Partnership distributions            (385,541)      (243,401)      (628,942)
                                      -----------    -----------    -----------
Balance, December 31, 1999              5,615,740      3,212,263      8,828,003
    Net loss                             (206,781)      (130,545)      (337,326)
    Partnership distributions            (354,232)      (223,633)      (577,865)
                                      -----------    -----------    -----------
Balance, December 31, 2000              5,054,727      2,858,085      7,912,812
    Net loss                              (82,214)       (51,904)      (134,118)
    Partnership distributions            (413,673)      (261,157)      (674,830)
                                      -----------    -----------    -----------
Balance, December 31, 2001            $ 4,558,840    $ 2,545,024    $ 7,103,864
                                      ===========    ===========    ===========

                     Fund II and III Associates--The Atrium
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                  2001          2000          1999
                                                                ---------    -----------    ---------
Cash flows from operating activities:
    Net loss                                                    $(134,118)   $  (337,326)   $(293,932)
                                                                ---------    -----------    ---------
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
           Depreciation                                           776,116        877,240      867,720
           Changes in assets and liabilities:
              Accounts receivable                                  17,856          6,816      (11,904)
              Prepaid expenses and other assets, net               44,445         89,744       89,745
              Accounts payable                                     (3,956)       102,520       (2,786)
                                                                ---------    -----------    ---------
                 Total adjustments                                834,461      1,076,320      942,775
                                                                ---------    -----------    ---------
                 Net cash provided by operating activities        700,343        738,994      648,843
Cash flows from investing activities:
    Investment in real estate assets                              (73,696)       (58,200)     (23,401)
Cash flows from financing activities:
    Distributions to joint venture partners                      (655,007)      (529,650)    (665,154)
                                                                ---------    -----------    ---------
Net (decrease) increase in cash and cash equivalents              (28,360)       151,144      (39,712)
Cash and cash equivalents, beginning of year                      240,314         89,170      128,882
                                                                ---------    -----------    ---------
Cash and cash equivalents, end of year                          $ 211,954    $   240,314    $  89,170
                                                                =========    ===========    =========

Following are the financial statements for Fund II and III Associates--Brookwood
Grill:

                   Fund II and III Associates--Brookwood Grill
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                       2001         2000
                                                                    ----------   ----------
                                     Assets
Real estate assets, at cost:
    Land                                                            $  745,223   $  745,223
    Building and improvements, less accumulated depreciation of
       $490,320 in 2001 and $437,759 in 2000                           782,493      835,054
                                                                    ----------   ----------
              Total real estate assets                               1,527,716    1,580,277
Investment in joint venture                                          1,210,117    1,305,317
Cash and cash equivalents                                               22,272       57,515
Due from affiliate                                                      32,501       69,758
Accounts receivable                                                      8,927       38,714
Prepaid expenses and other assets, net                                   3,188        6,344
                                                                    ----------   ----------
              Total assets                                          $2,804,721   $3,057,925
                                                                    ==========   ==========
                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable                                                $    2,553   $    4,580
    Due to affiliate                                                         0          917
    Partnership distributions payable                                   63,358      145,528
                                                                    ----------   ----------
              Total liabilities                                         65,911      151,025
                                                                    ----------   ----------
Partners' capital:
    Fund II and II-OW                                                1,707,750    1,812,553
    Wells Real Estate Fund III                                       1,031,060    1,094,347
                                                                    ----------   ----------
              Total partners' capital                                2,738,810    2,906,900
                                                                    ----------   ----------
              Total liabilities and partners' capital               $2,804,721   $3,057,925
                                                                    ==========   ==========

                   Fund II and III Associates--Brookwood Grill
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                       2001        2000         1999
                                                     --------   ---------    ---------
Revenues:
    Rental income                                    $234,810   $ 224,801    $ 224,801
    Equity in income of joint venture                  63,326      55,489       81,669
    Other income                                        2,580           0            0
                                                     --------   ---------    ---------
                                                      300,716     280,290      306,470
                                                     --------   ---------    ---------
Expenses:
    Depreciation                                       52,561      54,014       54,014
    Operating costs, net of reimbursements             21,828     (13,375)     (11,565)
    Management and leasing fees                        28,673      25,320       30,096
    Partnership administration                         13,986      14,019        5,853
    Legal and accounting                                3,509       5,869        5,252
                                                     --------   ---------    ---------
                                                      120,557      85,847       83,650
                                                     --------   ---------    ---------
Net income                                           $180,159   $ 194,443    $ 222,820
                                                     ========   =========    =========

Net income allocated to Fund II and II-OW            $112,329   $ 121,235    $ 138,928
                                                     ========   =========    =========
Net income allocated to Wells Real Estate Fund III   $ 67,830   $  73,208    $  83,892
                                                     ========   =========    =========

                   Fund II and III Associates--Brookwood Grill
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                       Fund II        Wells Real      Total
                                         and            Estate       Partners'
                                        II-OW          Fund III       Capital
                                      -----------    -----------    -----------

Balance, December 31, 1998            $ 2,042,176    $ 1,233,003    $ 3,275,179
    Net income                            138,928         83,892        222,820
    Partnership distributions            (253,721)      (153,210)      (406,931)
                                      -----------    -----------    -----------
Balance, December 31, 1999              1,927,383      1,163,685      3,091,068
    Net income                            121,235         73,208        194,443
    Partnership distributions            (236,065)      (142,546)      (378,611)
                                      -----------    -----------    -----------
Balance, December 31, 2000              1,812,553      1,094,347      2,906,900
    Net income                            112,329         67,830        180,159
    Partnership distributions            (217,132)      (131,117)      (348,249)
                                      -----------    -----------    -----------
Balance, December 31, 2001            $ 1,707,750    $ 1,031,060    $ 2,738,810
                                      ===========    ===========    ===========

                   Fund II and III Associates--Brookwood Grill
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                    2001         2000       1999
                                                                  ---------   ---------   ---------
Cash flows from operating activities:
    Net income                                                    $ 180,159   $ 194,443   $ 222,820
                                                                  ---------   ---------   ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                              52,561      54,014      54,014
           Equity in income of joint venture                        (63,326)    (55,489)    (81,669)
           Changes in assets and liabilities:
              Accounts receivable                                    29,787       2,346      25,958
              Prepaid expenses and other assets, net                  3,156       5,568       5,568
              Accounts payable                                       (2,027)      4,580      (1,200)
              Due to affiliates                                        (917)     (1,488)     (1,489)
                                                                  ---------   ---------   ---------
                 Total adjustments                                   19,234       9,531       1,182
                                                                  ---------   ---------   ---------
                 Net cash provided by operating activities          199,393     203,974     224,002
Cash flows from investing activities:
    Distributions received from joint venture                       195,783     147,198     173,171
Cash flows from financing activities:
    Distributions to joint venture partners                        (430,419)   (359,284)   (405,502)
                                                                  ---------   ---------   ---------
Net decrease in cash and cash equivalents                           (35,243)     (8,112)     (8,329)
Cash and cash equivalents, beginning of year                         57,515      65,627      73,956
                                                                  ---------   ---------   ---------
Cash and cash equivalents, end of year                            $  22,272   $  57,515   $  65,627
                                                                  =========   =========   =========

     Fund II, III, VI, and VII Associates

     On January 1, 1995, the Fund II and III Associates--Brookwood Grill joint venture entered into a joint venture agreement with Fund VI and Fund VII to form Fund II, III, VI, and VII Associates for the purpose of acquiring, developing, operating, and selling real properties. During 1995, Fund II and III Associates--Brookwood Grill contributed a 4.3-acre tract of land from its 880 Holcomb Bridge property to the Fund II, III, VI, and VII Associates joint venture. Development of two retail and office buildings containing a total of approximately 49,500 square feet was substantially complete in 1996.

     The following are the financial statements for Fund II, III, VI, and VII
     Associates:

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                                 Balance Sheets
                           December 31, 2001 and 2000

                                                                                   2001         2000
                                                                                ----------   ----------
                                     Assets

Real estate assets, at cost:
    Land                                                                        $1,325,242   $1,325,242
    Building and improvements, less accumulated depreciation of $1,969,078 in
       2001 and $1,654,520 in 2000                                               3,749,081    4,063,639
                                                                                ----------   ----------
              Total real estate assets                                           5,074,323    5,388,881
Cash and cash equivalents                                                          151,109       88,044
Accounts receivable                                                                 27,391      151,886
Prepaid expenses and other assets, net                                              86,575      158,872
                                                                                ----------   ----------
              Total assets                                                      $5,339,398   $5,787,683
                                                                                ==========   ==========

                        Liabilities and Partners' Capital

Liabilities:
    Accounts payable and accrued expenses                                       $   47,605   $   82,072
    Partnership distributions payable                                              136,570      154,874
                                                                                ----------   ----------
                                                                                   184,175      236,946
                                                                                ----------   ----------
Partners' capital:
    Fund II and III Associates--Brookwood Grill                                  1,210,117    1,305,317
    Wells Real Estate Fund VI                                                    1,350,182    1,456,417
    Wells Real Estate Fund VII                                                   2,594,924    2,789,003
                                                                                ----------   ----------
              Total partners' capital                                            5,155,223    5,550,737
                                                                                ----------   ----------
              Total liabilities and partners' capital                           $5,339,398   $5,787,683
                                                                                ==========   ==========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                              Statements of Income
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                        2001       2000       1999
                                                                      --------   --------   --------
Revenues:
    Rental income                                                     $845,597   $869,390   $953,952
    Other income                                                             0          0     23,843
    Interest income                                                      2,566          0          0
                                                                      --------   --------   --------
                                                                       848,163    869,390    977,795
                                                                      --------   --------   --------
Expenses:
    Depreciation                                                       314,558    355,293    415,165
    Operating costs, net of reimbursements                              77,354     70,693     68,691
    Management and leasing fees                                        103,277    111,567    129,798
    Legal and accounting                                                12,389      4,513      4,952
    Partnership administration                                          21,691     22,646     19,891
    Bad debt expense                                                    55,802     74,145          0
                                                                      --------   --------   --------
                                                                       585,071    638,857    638,497
                                                                      --------   --------   --------
Net income                                                            $263,092   $230,533   $339,298
                                                                      ========   ========   ========

Net income allocated to Fund II and III Associates--Brookwood Grill   $ 63,326   $ 55,489   $ 81,669
                                                                      ========   ========   ========

Net income allocated to Wells Real Estate Fund VI                     $ 70,667   $ 61,921   $ 91,135
                                                                      ========   ========   ========

Net income allocated to Wells Real Estate Fund VII                    $129,099   $113,123   $166,494
                                                                      ========   ========   ========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                         Statements of Partners' Capital
              for the Years Ended December 31, 2001, 2000, and 1999

                                  Fund II
                                  and III
                                Associates--      Wells      Wells Real      Total
                                 Brookwood     Real Estate     Estate      Partners'
                                   Grill         Fund VI      Fund VII      Capital
                                ------------   -----------   ----------   ----------
Balance, December 31, 1998       $1,507,807    $1,682,380    $3,201,805   $6,391,992
    Net income                       81,669        91,135       166,494      339,298
    Partnership distributions      (182,885)     (204,085)     (372,836)    (759,806)
                                 ----------    ----------    ----------   ----------
Balance, December 31, 1999        1,406,591     1,569,430     2,995,463    5,971,484
    Net income                       55,489        61,921       113,123      230,533
    Partnership distributions      (156,763)     (174,934)     (319,583)    (651,280)
                                 ----------    ----------    ----------   ----------
Balance, December 31, 2000        1,305,317     1,456,417     2,789,003    5,550,737
    Net income                       63,326        70,667       129,099      263,092
    Partnership distributions      (158,526)     (176,902)     (323,178)    (658,606)
                                 ----------    ----------    ----------   ----------
Balance, December 31, 2001       $1,210,117    $1,350,182    $2,594,924   $5,155,223
                                 ==========    ==========    ==========   ==========

                      Fund II, III, VI, and VII Associates
                            (A Georgia Joint Venture)
                            Statements of Cash Flows
              for the Years Ended December 31, 2001, 2000, and 1999

                                                                     2001        2000       1999
                                                                  ---------   ---------   ---------
Cash flows from operating activities:
    Net income                                                    $ 263,092   $ 230,533   $ 339,298
                                                                  ---------   ---------   ---------
    Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                             314,558     355,293     415,165
           Changes in assets and liabilities:
              Accounts receivable                                   124,495      10,578     (51,004)
              Prepaid expenses and other assets, net                 72,297      54,571      20,522
              Accounts payable and accrued expenses                 (34,467)     (5,854)   (104,146)
                                                                  ---------   ---------   ---------
                 Total adjustments                                  476,883     414,588     280,537
                                                                  ---------   ---------   ---------
                 Net cash provided by operating activities          739,975     645,121     619,835
Cash flows from investing activities:
    Investment in real estate                                             0           0     (19,772)
Cash flows from financing activities:
    Distributions to joint venture partners                        (676,910)   (746,481)   (719,447)
                                                                  ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                 63,065    (101,360)   (119,384)
Cash and cash equivalents, beginning of year                         88,044     189,404     308,788
                                                                  ---------   ---------   ---------
Cash and cash equivalents, end of year                            $ 151,109   $  88,044   $ 189,404
                                                                  =========   =========   =========

4.   INCOME TAX BASIS NET INCOME AND PARTNERS' CAPITAL

     The Partnership's income tax basis net income for the years ended December 31, 2001, 2000, and 1999 is calculated as follows:

                                                                           2001       2000      1999
                                                                         --------   -------   -------
Financial statement net income                                           $ 50,154   $28,101   $20,918
Increase (decrease) in net income resulting from:
    Depreciation expense for financial reporting purposes in excess of
       amounts for income tax purposes                                     29,902    33,612    35,061
    Expenses deductible when paid for income tax purposes, accrued for
       financial reporting purposes                                         2,771     1,352     1,149
    Rental income recognized for income tax purposes (less than) in
       excess of amounts for financial reporting purposes                     978       116      (349)
    Gain on sale of property for income tax purposes                      (43,171)        0         0
    Involuntary conversion for income tax purposes                              0         0         0
    Meals and entertainment                                                    87        38        52
                                                                         --------   -------   -------
Income tax basis net income                                              $ 40,721   $63,219   $56,831
                                                                         ========   =======   =======

     The Partnership's income tax partners' capital at December 31, 2001, 2000, and 1999 computed as follows:

                                                                   2001         2000         1999
                                                               -----------   ----------   ----------
Financial statement partners' capital                          $ 1,082,635   $1,082,680   $1,162,395
Increase (decrease) in partners' capital resulting from:
       Depreciation expense for financial reporting purposes
           in excess of amounts for income tax purposes            200,921      171,019      137,407
       Joint venture change in ownership                            (1,427)      (1,427)      (1,427)
       Accumulated expenses deductible when paid for income
           tax purposes, accrued for financial reporting
           purposes                                                 34,867       32,096       30,744
       Accumulated rental income accrued for financial
           reporting in excess of amounts for income tax
           purposes                                                 (5,335)      (6,313)      (6,429)
       Partnership distributions payable                                 0       26,342       26,536
       Other                                                        (3,008)      (3,095)      (3,133)
       Gain on sale of property for income tax purposes            (43,171)           0            0
                                                               -----------   ----------   ----------
Income tax basis partners' capital                             $ 1,265,482   $1,301,302   $1,346,093
                                                               ===========   ==========   ==========

5.   RENTAL INCOME

     The future minimum rental income due from the Partnership's respective ownership interest in the joint venture under noncancelable operating leases at December 31, 2001 is as follows:

     Year ending December 31:
         2002                                  $ 62,362
         2003                                    33,647
         2004                                    26,537
         2005                                    21,152
         2006                                    20,359
     Thereafter                                  74,886
                                               --------
                                               $238,943
                                               ========

Three tenants contributed approximately 37%, 13%, and 12% of rental income, which is included in equity in income of joint ventures. In addition, three tenants will contribute approximately 61%, 14%, and 12% of future minimum rental income.

The future minimum rental income due Fund I and II Tucker under noncancelable operating leases at December 31, 2001 is as follows:

     Year ending December 31:
         2002                                 $1,158,289
         2003                                    900,721
         2004                                    615,863
         2005                                    431,008
         2006                                    397,257
     Thereafter                                  775,652
                                              ----------
                                              $4,278,790
                                              ==========

     One tenant contributed 11% of rental income for the year ended December 31, 2001. In addition, two tenants will contribute approximately 24% and 12% of future minimum rental income.

     The future minimum rental income due Fund II and III Associates--The Atrium under noncancelable operating leases at December 31, 2001 is as follows:

     Year ending December 31:
               2002                             $620,000
               2003                                    0
               2004                                    0
               2005                                    0
               2006                                    0
            Thereafter                                 0
                                                --------
                                                $620,000
                                                ========

     One tenant at The Atrium contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II and III Associates--Brookwood Grill under noncancelable operating leases at December 31, 2001 is as follows:

     Year ending December 31:
               2002                           $  280,744
               2003                              286,983
               2004                              286,983
               2005                              286,983
               2006                              322,855
            Thereafter                         1,705,155
                                              ----------
                                              $3,169,703
                                              ==========

     One tenant contributed 100% of rental income for the year ended December 31, 2001 and will contribute 100% of future minimum rental income.

     The future minimum rental income due Fund II, III, VI, and VII Associates under noncancelable operating leases at December 31, 2001 is as follows:

     Year ending December 31:
               2002                           $  604,859
               2003                              319,952
               2004                              285,696
               2005                              167,194
               2006                               21,308
            Thereafter                                 0
                                              ----------
                                              $1,399,009
                                              ==========

     Three tenants contributed approximately 15%, 15%, and 14% of rental income for the year ended December 31, 2001. In addition, four tenants will contribute approximately 38%, 17%, 13%, and 11% of future minimum rental income.

6.   QUARTERLY RESULTS (UNAUDITED)

     Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2001 and 2000:

                                                                2001 Quarters Ended
                                                   -----------------------------------------------
                                                   March 31   June 30   September 30   December 31
                                                   --------   -------   ------------   -----------
Revenues                                            $11,552    $  11      $(5,654)       $44,245
Net income                                           11,552       11       (5,654)        44,245
Net income allocated to Class A limited partners     11,552       11       (5,654)        44,245
Net income per Class A limited partner unit
    outstanding (a)                                 $  1.91    $0.00      $ (0.93)       $  7.29
Distribution per Class A limited partner unit
    outstanding (a)                                    4.37     2.19         1.72           0.00

               (a) The totals of the four quarterly amounts for the year ended December 31, 2001 do not equal the totals for the year. This difference resulted from rounding differences between quarters.

                                                                2000 Quarters Ended
                                                   -----------------------------------------------
                                                   March 31   June 30   September 30   December 31
                                                   --------   -------   ------------   -----------
Revenues                                           $8,632      $7,300       $5,825       $6,344
Net income                                          8,632       7,300        5,825        6,344
Net income allocated to Class A limited partners    8,632       7,300        5,825        6,344
Net income per Class A limited partner unit
    outstanding                                    $ 1.42      $ 1.21       $ 0.96       $ 1.05
Distribution per Class A limited partner unit
    outstanding                                      4.38        4.53         4.53         4.35

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Wells Real Estate Fund II,
Wells Real Estate Fund II-OW, and
Wells Real Estate Fund III, L.P.:

We have audited the accompanying balance sheets of BOEING AT THE ATRIUM as of December 31, 2001 and 2000 and the related statements of loss, partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the building's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boeing at the Atrium as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


Atlanta, Georgia
January 25, 2002

                              BOEING AT THE ATRIUM

                                 BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000

                                                                                   2001         2000
                                                                                ----------   ----------
                                     ASSETS

REAL ESTATE ASSETS:
    Land                                                                        $1,504,743   $1,504,743
    Building and improvements, less accumulated depreciation of $7,889,603 in
       2001 and $7,113,487 in 2000                                               5,572,282    6,274,702
                                                                                ----------   ----------
              Total real estate assets                                           7,077,025    7,779,445

CASH AND CASH EQUIVALENTS                                                          211,954      240,314

Accounts receivable                                                                  5,346       23,202

PREPAID AND OTHER ASSETS, NET                                                       78,954      123,399
                                                                                ----------   ----------
              Total assets                                                      $7,373,279   $8,166,360
                                                                                ==========   ==========

                        LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
    Distributions payable to partners                                           $  124,050   $  149,227
    Accounts payable                                                               100,366      104,321
                                                                                ----------   ----------
              Total liabilities                                                    224,416      253,548
                                                                                ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 4)

PARTNERS' CAPITAL:
    Wells Real Estate Fund II                                                    4,187,690    4,631,085
    Wells Real Estate Fund II-OW                                                   398,736      423,642
    Wells Real Estate Fund III, L.P.                                             2,562,437    2,858,085
                                                                                ----------   ----------
              Total partners' capital                                            7,148,863    7,912,812
                                                                                ----------   ----------
              Total liabilities and partners' capital                           $7,373,279   $8,166,360
                                                                                ==========   ==========

      The accompanying notes are an integral part of these balance sheets.

                              BOEING AT THE ATRIUM

                               STATEMENTS OF LOSS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                            2001          2000          1999
                                                         -----------   -----------   ----------
REVENUES:
    Rental income                                        $ 1,470,144   $ 1,468,784   $1,470,144
                                                         -----------   -----------   ----------
    Interest Income                                            7,730             0            0
                                                         -----------   -----------   ----------
                                                           1,477,874     1,468,784    1,470,144
                                                         -----------   -----------   ----------
EXPENSES:
    Depreciation                                             776,116       877,240      867,719
    Operating costs, net of reimbursements                   635,897       738,585      711,346
    Management and leasing fees                              190,978       185,035      179,762
    Legal and accounting                                       9,002         5,250        5,250
                                                         -----------   -----------   ----------
                                                           1,611,993     1,806,110    1,764,077
                                                         -----------   -----------   ----------
NET LOSS                                                 $  (134,119)  $  (337,326)  $ (293,933)
                                                         ===========   ===========   ==========

NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND II          $   (77,843)  $  (195,784)  $ (170,613)
                                                         ===========   ===========   ==========

NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND II-OW       $    (4,372)  $   (10,997)  $   (9,568)
                                                         ===========   ===========   ==========

NET LOSS ALLOCATED TO WELLS REAL ESTATE FUND III, L.P.   $   (51,904)  $  (130,545)  $ (113,752)
                                                         ===========   ===========   ==========

        The accompanying notes are an integral part of these statements.

                              BOEING AT THE ATRIUM

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                       Wells Real
                             Wells Real   Wells Real     Estate       Total
                               Estate       Estate      Fund III    Partners'
                              Fund II     Fund II-OW      L.P.       Capital
                             ----------   ----------   ----------   ----------

BALANCE, December 31, 1998   $5,697,944    $483,517    $3,569,416   $9,750,877

    Net loss                   (170,613)     (9,568)     (113,752)    (293,933)
    Distributions              (365,069)    (20,472)     (243,400)    (628,941)
                             ----------    --------    ----------   ----------
BALANCE, December 31, 1999    5,162,262     453,477     3,212,264    8,828,003

    Net loss                   (195,784)    (10,997)     (130,545)    (337,326)
    Distributions              (335,393)    (18,839)     (223,633)    (577,865)
                             ----------    --------    ----------   ----------
BALANCE, December 31, 2000    4,631,085     423,641     2,858,086    7,912,812

    Net loss                    (77,843)     (4,372)      (51,904)    (134,119)
    Distributions              (365,553)    (20,533)     (243,744)    (629,830)
                             ----------    --------    ----------   ----------
BALANCE, December 31, 2001   $4,187,689    $398,736    $2,562,438   $7,148,863
                             ==========    ========    ==========   ==========

        The accompanying notes are an integral part of these statements.

                              BOEING AT THE ATRIUM

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                                   2001        2000         1999
                                                                ---------   ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                    $(134,119)  $ (337,326)  $(293,933)
                                                                ---------   ----------   ---------
    Adjustments to reconcile net loss to net cash provided by
       operating activities:
           Depreciation                                           776,116      877,240     867,719
           Changes in assets and liabilities:
              Accounts receivable                                  17,856        6,816     (11,904)
              Prepaid expenses and other assets, net               44,445       89,744      89,745
              Accounts payable                                     (3,955)     102,520      (2,786)
                                                                ---------   ----------   ---------
                 Total adjustments                                834,462    1,076,320     942,774
                                                                ---------   ----------   ---------
                 Net cash provided by operating activities        700,343      738,994     648,841
                                                                ---------   ----------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in real estate assets                              (73,696)     (58,200)    (23,400)
                                                                ---------   ----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Distributions paid to partners                               (655,007)    (529,650)   (665,153)
                                                                ---------   ----------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (28,360)     151,144     (39,712)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      240,314       89,170     128,882
                                                                ---------   ----------   ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $ 211,954   $  240,314   $  89,170
                                                                =========   ==========   =========

        The accompanying notes are an integral part of these statements.

                              BOEING AT THE ATRIUM

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000, AND 1999

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and Business

     Boeing at the Atrium ("Atrium") is a four-story office building located in Houston, Harris County, Texas. The building is owned by Fund II and III Associates, a joint venture between Wells Real Estate Fund II ("Fund II"), Wells Real Estate Fund II-OW ("Fund II-OW"), and Wells Real Estate Fund III, L.P. ("Fund III). Fund II owns 58% of Atrium, Fund II-OW owns 3% of Atrium, and Fund III owns 39% of Atrium at December 31, 2000. Allocation of net loss and distributions are made in accordance with ownership percentages.

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

     Management continually monitors events and changes in circumstances which could indicate that carrying amounts of real estate assets may not be recoverable. When events or changes in circumstances are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of real estate assets by determining whether the carrying value of such real estate assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management has determined that there has been no impairment in the carrying value of Atrium as of December 31, 2001.

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

2.   RENTAL INCOME

     The future minimum rental income due to Atrium under noncancelable operating leases at December 31, 2001 is as follows:

     Year ending December 31:
         2002                                $620,000
         2003                                       0
         2004                                       0
         2005                                       0
         2006                                       0
     Thereafter                                     0
                                             --------
                                             $620,000
                                             ========

     One tenant contributed 100% of rental income for the year ended December 31, 2001 and represents 100% of the future minimum rental income above. This tenant has the option to renew an additional five-year lease term upon the expiration of the current lease during 2002.

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

     Atrium incurred management and leasing fees of $101,233, $95,290, and $90,018 for the years ended December 31, 2001, 2000, and 1999, respectively, which were paid to Wells Management.

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

Exhibit
Number    Description of Document
-------   -----------------------

*4 Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW (Registration Statement of Wells Real Estate Fund II-OW, Exhibit B to the Prospectus, File No. 33-17977)

*10(a) Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, File No. 0-17876)

*10(b) Leasing and Tenant Coordination Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, File No. 0-17876)

*10(c) Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit 10(f) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(d) Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(e) Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(f) Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10(g) Fund II - Fund II-OW Joint Venture Agreement dated March 1, 1988 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(h) Lease with IBM dated March 17, 1987 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(i) Purchase Agreement for the Acquisition of the Atrium at Nassau Bay dated March 1, 1989 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(j) Joint Venture Agreement of Fund II and Fund III Associates dated March 1, 1989 (Exhibit to Post-Effective Amendment No. 2 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10(k) First Amendment to Joint Venture Agreement of Fund II and Fund III Associates dated April 1, 1989 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(l) Leases with Lockheed Engineering and Sciences Company, Inc. (Exhibit 10(l) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(m) Cost Sharing Agreement between Registrant, Wells Fund II and the Fund II - Fund II-OW Joint Venture dated January 1, 1990 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(n) Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit 10(j) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

*10(o) Amended and Restated Joint Venture Agreement of Fund II and Fund III Associates (Exhibit 10(o) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(p) Land and Building Lease Agreement between Fund II and Fund II-OW and Brookwood Grill of Roswell, Inc. (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(q) Assignment and Assumption of Lease dated September 20, 1991 between Fund II and Fund II-OW and Fund II and Fund III Associates (Exhibit 10(q) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(r) Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10(s) Lease Agreement with First Union National Bank of N.C. dated March 31, 1994, and First Amendment to Lease Agreement dated April 14, 1994 (Exhibit 10(s) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1994, File No. 0-16518)

*10(t) Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(u) Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(v) First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II
          Tucker-Cherokee) dated August 1, 1995 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10(w) Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, File No. 0-17876)

*10(x) Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, File No. 0-17876)

*10(y) Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW dated January 1, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 2000, File No. 0-17876)

*10(z) Purchase and Sale Agreement for the sale of Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit 10(p) to the Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)