Form 10-Q
period 2002-03-31
WELLS REAL ESTATE FUND II-OW
filed 2002-05-14
CIK 824004

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended           March 31, 2002                       or
                               ----------------------------------------------

[_] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from ____________________  to _______________________


Commission file number                     0-17876
                       ---------------------------------------------------------

                          WELLS REAL ESTATE FUND II-OW
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                            58-1754703
 -----------------------------------                    ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

  6200 The Corners Pkwy., Norcross, Georgia                        30092
  -----------------------------------------             ------------------------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code              (770) 449-7800
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

     Yes     X     No   _______
           -----

                                    FORM 10-Q

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)

                                      INDEX

                                                                                                        Page No.
                                                                                                        --------

PART I. FINANCIAL INFORMATION

    Item 1.  Financial Statements

             Balance Sheets--March 31, 2002 and December 31, 2001                                            3

             Statements of (Loss) Income for the Three Months Ended March 31, 2002
                 and 2001                                                                                    4

             Statements of Partners' Capital for the Year Ended December 31, 2001 and
                 the Three Months Ended March 31, 2002                                                       5

             Statements of Cash Flows for the Three Months Ended March 31, 2002
                 and 2001                                                                                    6

             Condensed Notes to Financial Statements                                                         7

    Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                                     11

PART II.  OTHER INFORMATION                                                                                 15

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)

                                 BALANCE SHEETS

                                                                     March 31,        December 31,
                                                                       2002               2001
                                                                   ------------      --------------
ASSETS:
    Investments in joint ventures (Note 2)                          $1,047,718         $1,069,403
    Cash and cash equivalents                                              175              1,603
    Due from affiliates                                                 15,383             12,677
                                                                    ----------         ----------
              Total assets                                          $1,063,276         $1,083,683
                                                                    ==========         ==========

LIABILITIES AND PARTNERS' CAPITAL:
    Liabilities:
       Accounts payable                                             $    2,784         $    1,048
    Partners' capital:
       Limited partners:
           Class A--6,062 units                                      1,060,492          1,082,635
           Class B--1,626 units                                              0                  0
                                                                    ----------         ----------
              Total partners' capital                                1,060,492          1,082,635
                                                                    ----------         ----------
              Total liabilities and partners' capital               $1,063,276         $1,083,683
                                                                    ==========         ==========


      The accompanying notes are an integral part of these balance sheets.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)

                           STATEMENTS OF (LOSS) INCOME

                                                                         Three Months Ended
                                                                      -----------------------
                                                                       March 31,    March 31,
                                                                         2002         2001
                                                                      -----------  ----------
REVENUES:
    Equity in (loss) income of joint venture (Note 2)                 $  (16,171)  $   11,542
    Interest income                                                            0           10
                                                                      ----------   ----------
                                                                         (16,171)      11,552
                                                                      ----------   ----------

EXPENSES:
     Legal and accounting
                                                                           5,972            0
                                                                      ----------   ----------
NET (LOSS) INCOME                                                     $  (22,143)  $   11,552
                                                                      ==========   ==========

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS               $  (22,143)  $   11,552
                                                                      ==========   ==========

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS                        $     0.00   $     0.00
                                                                      ==========   ==========

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT                    $    (3.65)  $     1.91
                                                                      ==========   ==========

NET LOSS PER CLASS B LIMITED PARTNER UNIT                             $     0.00   $     0.00
                                                                      ==========   ==========

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT                    $     0.00   $     4.38
                                                                      ==========   ==========

        The accompanying notes are an integral part of these statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)

                         STATEMENTS OF PARTNERS' CAPITAL

                    FOR THE YEAR ENDED DECEMBER 31, 2001 AND

                        THREE MONTHS ENDED MARCH 31, 2002

                                                         Limited Partners                         Total
                                        ----------------------------------------------------
                                                 Class A                    Class B             Partners'
                                        -------------------------   ------------------------
                                          Units         Amounts        Units       Amounts        Capital
                                        ---------     -----------   -----------  -----------    ----------
BALANCE, December 31, 2000                6,062       $1,082,680       1,626         $0         $1,082,680

   Net income                                 0           50,154           0          0             50,154
   Partnership distributions                  0          (50,199)          0          0            (50,199)
                                        ---------     ----------    -----------  -----------    ----------
BALANCE, December 31, 2001                6,062        1,082,635       1,626          0          1,082,635

   Net loss                                   0          (22,143)          0          0            (22,143)
                                        ---------     ----------    -----------  -----------    ----------
BALANCE, March 31, 2002                   6,062       $1,060,492       1,626         $0         $1,060,492
                                        =========     ==========    ===========  ===========    ==========

        The accompanying notes are an integral part of these statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)

                            STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                ---------------------------
                                                                                  March 31,       March 31
                                                                                    2002            2001
                                                                                ------------     ----------
Cash flows from operating activities:
   Net (loss) income                                                            $   (22,143)     $  11,552
   Adjustments to reconcile net (loss) income to net cash (used in)
      provided by operating activities:
         Equity in loss (income) of joint ventures                                   16,171        (11,542)
         Changes in assets and liabilities:
            Accounts payable                                                          1,736            249
                                                                                -----------      ---------
               Net cash (used in) provided by operating activities                   (4,236)           259
                                                                                -----------      ---------
Cash flows from investing activities:
   Distributions received from joint ventures                                         2,808         26,246
                                                                                -----------      ---------
Cash flows from financing activities:

   Partnership distributions paid                                                         0        (26,342)
                                                                                -----------      ---------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                 (1,428)           163

CASH AND CASH EQUIVALENTS, beginning of year                                          1,603          1,127
                                                                                -----------      ---------
CASH AND CASH EQUIVALENTS, end of period                                        $       175      $   1,290
                                                                                ===========      =========

        The accompanying notes are an integral part of these statements.

                          WELLS REAL ESTATE FUND II-OW

                     (A Georgia Public Limited Partnership)

                     CONDENSED NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) General

     Wells Real Estate Fund IIOW (the "Partnership") is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. serving as its General Partners. The Partnership was formed on October 23, 1987 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing commercial or industrial properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

     On November 6, 1987, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 7, 1988, upon receiving gross offering proceeds of $1,922,000 for 7,688 Class A and Class B limited partner units at $250 per unit from 219 limited partners.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

     The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2002, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below:

     --------------------------------------- --------------------------------------------- -----------------------------------------

                 Joint Venture                        Joint Venture Partners                             Properties
                 -------------                        ----------------------                             ----------
     --------------------------------------- --------------------------------------------- -----------------------------------------
     Fund I-II Tucker Associates             -     Wells Real Estate Fund I                1. Heritage Place
                                             -     Fund II-IIOW Associates                     A retail shopping and commercial
                                                                                               office complex located in Tucker,
                                                                                               Georgia
     --------------------------------------- --------------------------------------------- -----------------------------------------
     Fund II-IIOW Associates                 -     Wells Real Estate Fund II               2. Louis Rose Building
                                             -     Wells Real Estate Fund IIOW                 A two story office building
                                                                                               located in Charlotte, North
                                                                                               Carolina
     --------------------------------------- --------------------------------------------- -----------------------------------------
     Fund II-III Associates - Atrium         -     Fund II-IIOW Associates                 3. Boeing at the Atrium
                                             -     Wells Real Estate Fund III, L.P.            A four story office building
                                                                                               located in Houston Texas
     --------------------------------------- --------------------------------------------- -----------------------------------------
     Fund II-III Associates - Brookwood      -     Fund II-IIOW Associates                 4. Brookwood Grill
                                             -     Wells Real Estate Fund III, L.P.            A restaurant located in Fulton
                                                                                               County, Georgia
     --------------------------------------- --------------------------------------------- -----------------------------------------
     Fund II-III-VI-VII Associates           -     Fund II-III Associates -  Brookwood     5. Holcomb Bridge  Property
                                             -     Wells Real Estate Fund VI, L.P.             An office/retail center located in
                                             -     Wells Real Estate Fund VII, L.P.            Roswell, Georgia
     --------------------------------------- --------------------------------------------- -----------------------------------------

     On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among Wells Real Estate Fund I, Fund II-IIOW Associates, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property to an unrelated third party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia.

     Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (b) Basis of Presentation

     The financial statements of the Partnership have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles ("GAAP") for complete financial statements. The quarterly statements included herein have not been examined by independent accountants. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for those periods. Interim results for 2002 are not necessarily indicative of results for the year. For further information, refer to the financial statements and footnotes included in the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (c) Distributions of Net Cash From Operations

     As defined by the partnership agreement cash available for distribution is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

     . First, to the Class A limited partners until such limited partners have received an 8% per annum return on their respective adjusted capital contributions, as defined.

     . Second, to the Class B limited partners until such limited partners have received an 8% per annum return on their respective adjusted capital contributions, as defined.

     . Third, to the General Partners until each has received 10% of total distributions paid to limited partners per annum.

     . Thereafter, to the limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

2.   INVESTMENTS IN JOINT VENTURES

     (a) Basis of Presentation

     The Partnership does not have control over the operations of the joint ventures described in Note 1; however, it does exercise significant influence. Accordingly, investments in joint ventures are recorded using the equity method of accounting. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     (b)Summary of Operations

     The following information summarizes the operations of the unconsolidated joint venture, in which the Partnership holds a direct ownership interest, for the three months ended March 31, 2002 and 2001:

                                                                                               Partnership's
                                        Total Revenues                 Net Income             Share of Income
                                 ---------------------------- -------------------------- ----------------------------
                                      Three Months Ended           Three Months Ended         Three Months Ended
                                 ---------------------------- -------------------------- ----------------------------
                                    March 31,     March 31,      March 31,     March 31,    March 31,    March 31,
                                      2002          2001           2002         2001          2002         2001
                                 ------------- -------------- ------------- ------------ ------------- --------------
     Fund II-IIOW Associates       $(280,271)*    $155,507*     $(304,543)     $124,701     $(16,171)      $11,542
                                 ============= ============== ============= ============ ============= ==============

          * The Partnership's share of income earned from its investments in the joint ventures presented in section (c) is recorded by Fund II-IIOW Associates as equity in (loss) income of joint ventures, which is classified as revenue.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

     (c)  Summary of Operations

     The following information summarizes the operations of the joint ventures, in which the Partnership holds interests through its ownership in Fund II-IIOW Associates, for the three months ended March 31, 2002 and 2001:

                                                                                             Fund II-IIOW Associates'
                                         Total Revenues                Net Income             Share of Net Income*
                                    -------------------------- --------------------------- --------------------------
                                       Three Months Ended          Three Months Ended          Three Months Ended
                                    -------------------------- --------------------------- --------------------------
                                     March 31,     March 31,     March 31,     March 31,     March 31,     March 31,
                                    ------------ ------------- ------------- ------------- ------------- ------------
                                       2002          2001          2002          2001          2002          2001
                                    ------------ ------------- ------------- ------------- ------------- ------------
     Fund I-II Tucker Associates    $331,409     $  337,369      $  46,098     $  59,652    $  20,702     $  26,790
     Fund I-II-IIOW-VI-VII
       Associates                          0        253,584         24,861       176,684       13,342        96,401
     Fund II-III Associates -
       Atrium                         88,536        367,536       (268,961)        5,506     (164,873)        3,375
     Fund II-III Associates -
       Brookwood                      64,099**       63,172**       25,586        42,679       15,953        26,610
                                    ------------ ------------- ------------- ------------- ------------- ------------
                                    $484,044     $1,021,661      $(172,416)    $ 284,521    $(114,876)    $ 153,176
                                    ============ ============= ============= ============= ============= ============

          * The Partnership's share of income earned from its investments in the joint ventures presented above is recorded by Fund II-IIOW Associates as equity in (loss) income of joint ventures, which is classified as revenue.

          ** The Partnership's share of income earned from its investment in Fund II-III-VI-VI Associates is recorded by Fund II-III Associates
              - Brookwood as equity in income of joint ventures, which is classified as revenue

     (d)  Summary of Operations

     The following information summarizes the operations of the joint venture, in which the Partnership holds an interest through its ownership in Fund II-III Associates - Brookwood, for the three months ended March 31, 2002 and March 31, 2001:

                                                                                            Fund II-IIII Associates -
                                                                                                   Brookwood's
                                                                                           --------------------------
                                         Total Revenues                Net Income            Share of Net Income**
                                    ---------------------------------------------------------------------------------
                                       Three Months Ended          Three Months Ended         Three Months Ended
                                    ---------------------------------------------------------------------------------
                                     March 31,     March 31,      March 31,     March 31,    March 31,     March 31,
                                       2002          2001           2002          2001         2002          2001
                                    ---------------------------------------------------------------------------------
     Fund II-III-VI-VII Associates  $178,443     $  210,377      $  60,829     $  28,807    $  14,641     $   6,934
                                    ============ =============  ============ ============= ============== ===========

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations" (effective beginning July 1, 2001) and SFAS 142, "Goodwill and Other Intangible Assets" (effective beginning January 1,
     2002) were issued. SFAS No. 141 prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142 specifies that goodwill and some intangible assets will no longer be amortized and, instead, will be subject to periodic impairment testing. We believe that the adoption of SFAS No. 141 and SFAS No. 142 will not have a significant impact on our financial statements.

     In August 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective beginning January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (effective beginning January 1, 2002) were issued. SFAS No. 143 requires that entities recognize the fair value of a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 143 and SFAS No. 144 will not have a significant impact on our financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AN RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Partnership's accompanying financial statements and notes thereto.

     (a) Forward Looking Statements

     This report contains forward-looking statements, within the meaning of
     Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including construction costs that may exceed estimates, construction delays, lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements or other capital expenditures out of operating cash flows.

     (b) Results of Operations

     Revenues
     Gross revenues decreased to a deficit of $(16,171) for the three months ended March 31, 2002, from $11,552 for the three months ended March 31, 2001, due to the decrease in earnings generated from Fund II-IIOW Associates primarily as a result of (i) the vacancy of the Louis Rose Building beginning in May 2001, (ii) a reduction in occupancy of Boeing at the Atrium from 100% to 25% beginning in December 2001, (iii) a reduction in income generated from Fund I-II-IIOW-VI-VII Associates relating to the sale of the Cherokee Commons property in the third quarter of 2001. Tenants are billed for operating cost reimbursements at estimated amounts, which are reconciled as tenants are billed (credited) for the net annual under
     (over) billings in the followings year.

     Expenses
     Expenses increased to $5,972 for the three months ended March 31, 2002, from $0 for the three months ended March 31, 2001, primarily as a result of
     (i) incurring minor legal and accounting costs in 2002 related to the sale of the Partnership's interest in the Cherokee Commons property, and (ii) changing the method of allocating certain legal and accounting costs and administration expenses specifically related to the Partnership effective January 1, 2002 such that all such expenses are now allocated at the Partnership level. Accordingly, net (loss) income for the Partnership decreased to $(22,143) for the three months ended March 31, 2002 from $11,552 the same period in 2001.

     Distributions
     The Partnership declared cash distributions to the limited partners holding Class A Units of $0.00 and $4.38 per unit for the three months ended March 31, 2002 and 2001, respectively, as explained in the following section. No cash distributions were made to the limited partners holding Class B Units or to the General Partners for the quarters ended March 31, 2002 or 2001. As set forth below, it is not anticipated that any distributions will be made to limited partners for at least the remainder of the year 2002.

     (c) Liquidity and Capital Resources

     Net cash flows from operating activities fluctuated to $(4,236) used for the three months ended March 31, 2002 from $259 provided for three months ended March 31, 2001 primarily due to the decrease in earnings generated from joint ventures and the increase in expenses incurred at the partnership level as described in the preceding section. Cash flows from investing activities decreased to $2,808 for the three months ended March 31, 2002 compared to $26,246 for the same period in 2001 as a result of reserving cash flows at the joint venture level in order to fund future leasing costs and tenant improvements anticipated to be incurred in connection with leasing vacant space at the Louis Rose Building and Boeing at the Atrium. Net cash used in financing activities decreased to $0 for the three months ended March 31, 2002 from $26,342 for the three months ended March 31, 2001 due a corresponding decrease in cash available for distributions to limited partners as a result of the aforementioned decrease in cash flows provided by operating and investing activities.

     Fund II-IIOW Associates' share of the proceeds generated from the sale of the Cherokee Commons property is currently being held as reserves to fund the anticipated expenses described in the following sentence and, accordingly, is not being distributed to the limited partners of the Partnership. Management intends to utilize these sales proceeds and, additionally, withhold limited partner distributions in order to fund leasing costs and tenant improvements anticipated to be incurred for the Louis Rose Building and Boeing at the Atrium as further discussed above. The Partnership expects to continue to meet its short-term liquidity requirements generally through net cash provided by operations and distributions received from joint ventures.

     The Partnership previously decided to begin the process of selling its properties. At this time, Heritage Place is being actively marketed for sale. In the event that negotiations with prospective purchasers reach the final stages, management would reclassify the real estate assets of such properties as "Held for Sale" and, pursuant to SFAS No. 121 and SFAS No. 144, discontinue depreciation at that point.

     Management estimates that the fair market value of each of the properties in which it holds an interest through its investment in Fund II-IIOW Associates exceeds the carrying value of the corresponding real estate assets; consequently, no impairment losses have been recorded. In the event that the net sales proceeds are less than the carrying value of the properties sold, the Partnership would recognize losses on the sales. Management is not contractually or financially obligated to sell any of its properties, and it is management's current intent to fully realize the Partnership's investment in real estate.

     Cash distributions payable to limited partners are anticipated to decline in future years as Fund II-IIOW Associates' portfolio of properties is liquidated. The success of the Partnership's future operations and the ability to realize the investment in its assets will be dependent on the ability to maintain rental rates, occupancy and an appropriate level of operating expenses in future years. Management believes that the steps that it is currently taking will enable the Partnership to fully realize its investments in real estate assets.

     (d)  Inflation

     The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. Most tenant leases include provisions designed to protect the Partnership from the impact of inflation and increases in costs and other operating expenses, including common area maintenance, real estate tax and insurance reimbursement billings to tenants either on a per square foot basis or above a certain allowance per square foot annually. In addition, a number of the tenant leases in which the Partnership holds an interest are for remaining terms of less than five years, which may allow the joint ventures discussed in Note 1 to enter into new leases at higher base rental rates in the event that market rental rates rise above the existing lease rates. There is no assurance, however, that the joint ventures would be able to replace existing leases with new leases at higher base rental rates.

     (e) Critical Accounting Policies

     The Partnership's accounting policies have been established and conformed to in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to use judgments in the application of accounting policies, including making estimates and assumptions. These judgments may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the financial statements presented and the reported amounts of revenues and expenses during the respective reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied; thus, resulting in a different presentation of our financial statements.

     The accounting policies that we consider to be critical, in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain, are discussed below. For further information related to the Partnership's accounting policies, including the critical accounting policies described below, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

     Straight-Lined Rental Revenues

     The Partnership recognizes rental income generated from all leases on real estate assets in which the Partnership has an ownership interest through its investments in joint ventures on a straight-line basis over the terms of the respective leases. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Operating Cost Reimbursements

     The Partnership generally bills tenants for operating cost reimbursements through its investments in joint ventures on a monthly basis at amounts estimated largely based on actual prior period activity and the respective tenant lease terms. Such billings are generally adjusted on an annual basis to reflect reimbursements owed to the landlord based on the actual costs incurred during the period and the respective tenant lease terms. Should tenants encounter financial difficulties in future periods, the amounts recorded as receivables may not be fully realized.

     Real Estate

     Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses on real estate assets in 2002, 2001 or 2000.

            (THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

                           PART II. OTHER INFORMATION


ITEM 6 (b.) No reports on Form 8-K were filed during the first quarter of 2002.

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