Form 10-Q
period 2002-09-30
WELLS REAL ESTATE FUND II-OW
filed 2002-11-13
CIK 824004

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-17876

WELLS REAL ESTATE FUND II-OW
(Exact name of registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-1754703 (I.R.S. Employer Identification Number)

6200 The Corners Pkwy, Suite 250, Atlanta, Georgia (Address of principal executive offices)	30092 (Zip Code)

Registrant’s telephone number, including area code (770) 449-7800

_____________________________________________________________________________________________
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

         Yes ☒ No ☐

FORM 10-Q

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

EXHIBIT INDEX	19

EXHIBIT 99.1 — CERTIFICATION OF CHIEF EXECUTIVE OFFICER	20

EXHIBIT 99.2 — CERTIFICATION OF CHIEF FINANCIAL OFFICER	21

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) September 30, 2002	December 31, 2001

ASSETS:
Investment in joint venture (Note 2)	$895,613	$1,069,403
Cash and cash equivalents	29,267	1,603
Due from affiliates	103,812	12,677

Total assets	$1,028,692	$1,083,683

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$14	$1,048
Partners’ capital:
Limited partners:
Class A—6,062 units	1,028,678	1,082,635
Class B—1,626 units	0	0

Total partners’ capital	1,028,678	1,082,635

Total liabilities and partners’ capital	$1,028,692	$1,083,683

The accompanying notes are an integral part of these balance sheets.

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

STATEMENTS OF (LOSS) INCOME

	(unaudited)		(unaudited)
	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

REVENUES:
Equity in (loss) income of joint venture (Note 2)	$(14,990)	$(5,656)	$(54,080)	$5,897
Other income	54	0	54	0
Interest income	69	2	69	11

NET (LOSS) INCOME	$(14,867)	$(5,654)	$(53,957)	$5,908

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(14,867)	$(5,654)	$(53,957)	$5,908

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$(2.45)	$(0.93)	$(8.90)	$0.97

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$1.72	$0.00	$8.28

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2001 AND

NINE MONTHS ENDED SEPTEMBER 30, 2002 (UNAUDITED)

	Limited Partners

	Class A		Class B

	Units	Amounts	Units	Amounts	Total Partners’ Capital

BALANCE, December 31, 2000	6,062	$1,082,680	1,626	$0	$1,082,680

Net income	0	50,154	0	0	50,154
Partnership distributions	0	(50,199)	0	0	(50,199)

BALANCE, December 31, 2001	6,062	1,082,635	1,626	0	1,082,635

Net loss	0	(53,957)	0	0	(53,957)

BALANCE, September 30, 2002 (unaudited)	6,062	$1,028,678	1,626	0	$1,028,678

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Nine Months Ended

	September 30, 2002	September 30, 2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(53,957)	$5,908
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in income of joint ventures	54,080	(5,897)
Changes in assets and liabilities:
Due from affiliates	461	0
Accounts payable	(1,034)	34

Net cash (used in) provided by operating activities	(450)	45

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in joint ventures	(59,857)	0
Distributions received from joint ventures	87,971	69,578

Net cash provided by operating activities	28,114	69,578

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners from accumulated earnings	0	(17,907)
Distributions to partners in excess of accumulated earnings	0	(48,217)

Net cash used in financing activities	0	(66,124)

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,664	3,499

CASH AND CASH EQUIVALENTS, beginning of year	1,603	1,127

CASH AND CASH EQUIVALENTS, end of period	$29,267	$4,626

The accompanying notes are an integral part of these statements.

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2002 (UNAUDITED)

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of September 30, 2002, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners		Properties

Fund I-II Tucker Associates	- Wells Real Estate Fund I - Fund II-IIOW Associates	1.	Heritage Place A retail shopping and commercial office complex located in Tucker, Georgia

Fund II-IIOW Associates	- Wells Real Estate Fund II - Wells Real Estate Fund IIOW	2.	Louis Rose Building A two story office building located in Charlotte, North Carolina

Fund II-III Associates - Atrium	- Fund II-IIOW Associates - Wells Real Estate Fund III, L.P.	3.	Boeing at the Atrium A four story office building located in Houston, Texas

Fund II-III Associates - Brookwood	- Fund II-IIOW Associates - Wells Real Estate Fund III, L.P.	4.	Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II-III-VI-VII Associates	- Fund II-III Associates –Brookwood - Wells Real Estate Fund VI, L.P. - Wells Real Estate Fund VII, L.P.	5.	Holcomb Bridge Property An office/retail center located in Roswell, Georgia

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2001.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among Wells Real Estate Fund I, Fund II-IIOW Associates, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property to an unrelated third party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. $239,775 of the proceeds from the sale of the Cherokee Commons property are attributable to the Partnership, a portion of which have been expended for tenant improvements at Boeing at the Atrium, as further discussed below. The remaining portion of the sales proceeds is included in due from affiliates in the accompanying balance sheet as of September 30, 2002. Currently, management intends to use a portion of these proceeds to fund tenant improvements and leasing costs anticipated to be required in connection with the leasing of the Louis Rose Building and Boeing at the Atrium.

In March 2002, Boeing/Shuttle Division (“Boeing”) entered into a lease for the top three floors of the four-story Boeing at the Atrium, which commenced on September 1, 2002, extends for a term of 73 months and provides annual base rent payable of $1,483,697, or $15.75 per square foot. In October 2002, Boeing exercised an option to lease an additional 11,515 square feet comprising approximately half of the first floor for the same rental rate and lease term as that for the top three floors. The lease for the additional space on the first floor is estimated to commence in mid-November 2002.

The Louis Rose Building located in Charlotte, North Carolina continues to remain vacant. The submarket in which this property is located, University Research Park, contains approximately 2.2 million square feet of office space within approximately 32 buildings and is currently experiencing an overall average vacancy rate of approximately 40%. The over-supply of office space in the area has resulted in substantial downward pressure on rental rates for Class A office buildings; however, we are continuing our efforts to market this property to potential users of office space of this type.

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

         (c)      Distributions of Net Cash From Operations

As defined by the partnership agreement, cash available for distribution is distributed quarterly on a cumulative non-compounded basis to the limited partners as follows:

•	First, to the Class A limited partners until such limited partners have received an 8% per annum, noncumulative return on their respective adjusted capital contributions, as defined.

•	Second, to the Class B limited partners until such limited partners have received an 8% per annum, noncumulative return on their respective adjusted capital contributions, as defined.

•	Third, to the General Partners until each has received 10% of total distributions paid to limited partners per annum.

•	Thereafter, to the limited partners and the General Partners allocated on a basis of 90% and 10%, respectively.

         (d)      Reclassifications

Certain prior period amounts have been reclassified to conform with the current period financial statement presentation.

         (e)      Impairment of Real Estate Assets

On January 1, 2002, the Partnership adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Under this accounting standard, management reviews each of the properties in which the partnership holds an interest for impairment as events or changes in circumstances arise, which indicate that the carrying amounts of such assets may not be recoverable and the future undiscounted cash flows expected to be generated by such assets are less than the respective carrying amounts. If such assets are considered to be impaired, the Partnership records impairment losses and reduces the carrying amounts of the impaired assets to amounts that reflect the fair value of the assets at the time impairment is evident.

Management also reviews estimated selling prices of assets held for sale and records impairment losses to reduce the carrying amount of assets held for sale when the carrying amounts exceed the estimated selling prices less costs to sell. Material long-lived assets held for sale are separately identified in the balance sheets, and the related net operating income is segregated as income from discontinued operations in the statements of income. Depreciation is not recorded for long-lived assets held for sale. If an asset held for sale reverts to an asset used in operations, the asset will be measured at the lower of the original carrying cost, adjusted for the forgone depreciation, or the fair value at the date of the decision to hold the assets for use in operations. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

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

         (b)      Summary of operations

The following information summarizes the operations of the unconsolidated joint venture, in which the Partnership holds a direct ownership interest, for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues		Net Income		Partnership’s Share of Net Income*

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund II-IIOW Associates	$(98,643)	$88,646	$(282,433)	$(106,512)	$(14,990)	$(5,656)

	Total Revenues		Net Income		Partnership’s Share of Net Income*

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund II-IIOW Associates	$(421,542)	$631,514	$(1,018,583)	$111,062	$(54,080)	$5,897

*	The Partnership’s share of income earned from its investments in the joint ventures presented in section (c) is recorded by Fund II-IIOW Associates as equity in (loss) income of joint ventures, which is classified as revenue.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

          (c)         Summary of Operations

The following information summarizes the operations of the joint ventures, in which the Partnership holds interests through its ownership in Fund II-IIOW Associates, for the three and nine months ended September 30, 2002 and 2001:

	Total Revenues				Net Income		Fund II-IIOW Associates’ Share of Net Income*

	Three Months Ended				Three Months Ended		Three Months Ended

	September 30, 2002		September 30, 2001		September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund II-III Associates- Atrium	$124,230		$368,814		$(255,476)	$(88,199)	$(156,607)	$(54,066)
Fund II-III Associates Brookwood	60,294	**	59,155	**	50,609	56,123	32,258	34,993
Fund I-II Tucker Associates	285,404		309,535		11,496	36,301	5,163	16,303
Fund I-II-IIOW-VI VII Associates	37,846		255,627		37,651	165,105	20,543	90,083

	$507,774		$993,131		$(155,720)	$169,330	$(98,643)	$87,313

	Total Revenues				Net Income		Fund II-IIOW Associates’ Share of Net Income*

	Nine Months Ended				Nine Months Ended		Nine Months Ended

	September 30, 2002		September 30, 2001		September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund II-III Associates- Atrium	$119,656		$1,109,273		$(969,051)	$(126,659)	$(594,028)	$(77,642)
Fund II-III Associates Brookwood	140,263	**	171,690	**	119,587	151,155	75,265	94,245
Fund I-II Tucker Associates	939,416		993,851		106,079	184,020	47,640	82,643
Fund I-II-IIOW-VI VII Associates	108,124		766,602		90,675	452,799	49,473	247,052

	$1,307,459		$3,041,416		$(652,710)	$661,315	$(421,650)	$346,298

*	The Partnership’s share of income earned from its investments in the joint ventures presented above is recorded by Fund II-IIOW Associates as equity in (loss) income of joint ventures, which is classified as revenue.

**	The Partnership’s share of income earned from its investment in Fund II-III-VI-VI Associates, presented in Section (d), is recorded by Fund II-III Associates - Brookwood as equity in income of joint ventures, which is classified as revenue

          (d)         Summary of Operations

The following information summarizes the operations of the joint venture, in which the Partnership holds an interest through its ownership in Fund II-III Associates - Brookwood, for the three and nine months ended September 30, 2002 and September 30, 2001:

	Total Revenues		Net Income		Fund II-IIII Associates’ - Brookwood’s Share of Net Income**

	Three Months Ended		Three Months Ended		Three Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund II-III-VI- VII Associates	$140,100	$215,407	$20,320	$84,664	$4,891	$20,379

	Total Revenues		Net Income		Fund II-IIII Associates’ Brookwood’s Share of Net Income**

	Nine Months Ended		Nine Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Fund II-III-VI-VII Associates	$498,567	$631,698	$140,517	$175,834	$33,823	$42,323

**	The Partnership’s share of income earned from its investment in Fund II-III-VI-VI Associates is recorded by Fund II-III Associates - Brookwood as equity in income of joint ventures, which is classified as revenue

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

(b)      Results of Operations

Revenues
Gross revenues decreased to a deficit of $53,957 for the nine months ended September 30, 2002, from $5,908 for the nine months ended September 30, 2001, primarily due to the decrease in earnings generated from Fund II-IIOW Associates resulting from (i) the vacancy of the Louis Rose Building beginning in May 2001, (ii) a reduction in occupancy of Boeing at the Atrium beginning in December 2001, (iii) a reduction in income generated from Fund I-II-IIOW-VI-VII Associates relating to the sale of the Cherokee Commons property in the third quarter of 2001, (iv) a decrease in rental rates and an increase in legal fees related to lease negotiations for Brookwood Grill, (v) several uncollectible tenant receivables for Heritage Place that were written off in 2002, and (vi) a decrease in occupancy at Heritage Place and the Holcomb Bridge Property during the nine months ended September 30, 2002.

In March 2002, Boeing/Shuttle Division (“Boeing”) entered into a lease for the top three floors of the four-story Boeing at the Atrium, which commenced on September 1, 2002, extends for a term of 73 months and provides annual base rent payable of $1,483,697, or $15.75 per square foot. In October 2002, Boeing exercised an option to lease an additional 11,515 square feet comprising approximately half of the first floor for the same rental rate and lease term as that for the top three floors. The lease for the additional space on the first floor is estimated to commence in mid-November 2002.

Distributions
The Partnership has reserved distributions to the Class A limited partners for the first, second and third quarters of 2002 due to the reasons described in the preceding section. Distributions were made to the limited partners holding Class A units of $8.28 per unit with respect to the nine months ended September 30, 2001. Such distributions have been made from net cash from operations and distributions received from investments in joint ventures. No cash distributions have been made to the limited partners holding Class B units or to the General Partners.

The General Partners’ guidance with regard to future operating cash distributions to the limited partners holding Class A units is that such distributions are likely to be reinstated following the re-leasing the Louis Rose Building and funding related leasing costs and tenant improvements.

(c)    Liquidity and Capital Resources

Net cash flows from operating activities decreased to a deficit of $450 used for the nine months ended September 30, 2002, from $45 provided for nine months ended September 30, 2001, primarily due to a change in the timing of paying accounts payable in 2002. Cash flows from investing activities decreased to $28,114 for the nine months ended September 30, 2002, from $69,578 for the same period in 2001 as a result of contributing capital to Fund II-III Associates – Atrium for the purpose of funding tenant improvements for Boeing at the Atrium, partially offset by proceeds from the sale of Cherokee Commons, which the Partnership received in the second quarter of 2002. Net cash used in financing activities was $0 for the nine months ended September 30, 2002, compared to $66,124 for the nine months ended September 30, 2001 as a result of the General Partners’ decision to reserve cash otherwise available for distributions to limited partners holding Class A units as further described below.

The Partnership expects to continue to meets its short-term liquidity requirements, generally through the use of net cash from operations and distributions received from investments in joint ventures. The General Partners believe that such sources will continue to provide adequate cash flows for the purposes of meeting the Partnership’ operating requirements.

Rather than being distributed to the limited partners, the Partnership’s share of the net proceeds generated from the sale of Cherokee Commons is currently being held as reserves in order to fund leasing costs as well as actual and anticipated tenant improvements for Boeing at the Atrium and the Louis Rose Building, respectively. As set forth in the preceding section, the General Partners anticipate restating distributions to limited partners holding Class A units following the re-leasing of the Louis Rose Building and funding all tenant improvements and other related lease-up costs.

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

Real Estate
Management continually monitors events and changes in circumstances indicating that the carrying amounts of the real estate assets in which the Partnership has ownership interests through its investments in joint ventures may not be recoverable. When such events or changes in circumstances are present, management assesses the potential impairment by comparing the fair market value of the underlying assets, estimated at amounts equal to the future undiscounted operating cash flows expected to be generated from tenants over the life of the assets and from their eventual disposition, to the carrying value of the assets. In the event that the carrying amount exceeds the estimated fair market value, the Partnership would recognize an impairment loss in the amount required to adjust the carrying amount of the asset to its estimated fair market value. Neither the Partnership nor its joint ventures have recognized impairment losses to date.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate General Partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a – 14 under the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on the Exhibit Index to Third Quarter Form 10-Q attached hereto.

(b)	During the third quarter of 2002, the Registrant filed a Current Report on Form 8-K dated July 3, 2002 disclosing the appointment of Ernst & Young LLP as the principal accountant to audit the financial statements of the Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II-OW (Registrant)
By:	WELLS CAPITAL, INC.
(Corporate General Partners)

November 13, 2002	/s/ LEO F. WELLS, III

Leo F. Wells, III President

November 13, 2002	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

CERTIFICATIONS

         I, Leo F. Wells, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ LEO F. WELLS, III

Leo F. Wells, III Principal Executive Officer

CERTIFICATIONS

I, Douglas P. Williams, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared,

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the board of directors of the corporate General Partner:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ DOUGLAS P. WILLIAMS

Douglas P. Williams Principal Financial Officer

EXHIBIT INDEX
TO
THIRD QUARTER FORM 10-Q
OF
WELLS REAL ESTATE FUND II-OW

Exhibit No.	Description

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002