Form 10-Q
period 2003-03-31
WELLS REAL ESTATE FUND II-OW
filed 2003-05-12
CIK 824004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                                               to

Commission file number 0-17876

WELLS REAL ESTATE FUND II-OW

(Exact name of registrant as specified in its charter)

Georgia	58-1754703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Pkwy., Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

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

Yes ☒ No ☐

FORM 10-Q

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited) March 31, 2003	December 31, 2002
ASSETS:
Investments in Joint Venture (Note 2)	$820,478	$826,438
Cash and cash equivalents	21,944	23,110
Due from Joint Venture	173,702	173,702

Total assets	$1,016,124	$1,023,250

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$872	$2,038

Partners’ capital:
Limited partners:
Class A—6,062 units	1,015,252	1,021,212
Class B—1,626 units	0	0

Total partners’ capital	1,015,252	1,021,212

Total liabilities and partners’ capital	$1,016,124	$1,023,250

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

STATEMENTS OF LOSS

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
REVENUES:
Equity in loss of Joint Venture (Note 2)	$(5,960)	$(16,171)

EXPENSES
Legal and Accounting	0	5,972

NET LOSS	$(5,960)	$(22,143)

NET LOSS ALLOCATED TO CLASS A LIMITED PARTNERS	$(5,960)	$(22,143)

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0

NET LOSS PER CLASS A LIMITED PARTNER UNIT	$(0.98)	$(3.65)

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002 AND

THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	6,062	$1,082,635	1,626	$0	$1,082,635
Net loss	0	(61,423)	0	0	(61,423)

BALANCE, December 31, 2002	6,062	1,021,212	1,626	0	1,021,212
Net loss	0	(5,960)	0	0	(5,960)

BALANCE, March 31, 2003 (unaudited)	6,062	$1,015,252	1,626	$0	$1,015,252

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Three Months Ended
	March 31, 2003	March 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,960)	$(22,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Joint Venture	5,960	16,171
Changes in assets and liabilities:
Accounts payable	(1,166)	1,736

Net cash used in operating activities	(1,166)	(4,236)

CASH FLOWS FROM INVESTING ACTIVITIES:
Distributions received from to Joint Venture	0	2,808

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,166)	(1,428)

CASH AND CASH EQUIVALENTS, beginning of period	23,110	1,603

CASH AND CASH EQUIVALENTS, end of period	$21,944	$175

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Joint venture distributions receivable	$173,702	$15,383

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003 (UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) General

Wells Real Estate Fund II-OW (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. serving as its General Partners. The Partnership was formed on October 13, 1987 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations, (b) change the business purpose or investment objectives of the Partnership, and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the general partners. Each limited partnership unit has equal voting rights regardless of class.

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

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

The Partnership owns interests in all of its real estate assets through joint ventures with other Wells Real Estate Funds. As of March 31, 2003, the Partnership owned interests in the following five properties through the affiliated joint ventures listed below:

Joint Venture	Joint Venture Partners	Properties

Fund I and Fund II (“Fund I-II Tucker Associates”)	— Wells Real Estate Fund I — Fund II-IIOW Associates	1. Heritage Place A retail shopping and commercial office complex located in Tucker, Georgia

Fund II and Fund II-OW (“Fund II-IIOW Associates” or the “Joint Venture”)	— Wells Real Estate Fund II — Wells Real Estate Fund IIOW	2. Louis Rose Building A two story office building located in Charlotte, North Carolina

Fund II and Fund III Associates (“Fund II-III Associates “)	— Fund II-IIOW Associates — Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four story office building located in Houston Texas

4. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	— Fund II-III Associates — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates, a joint venture among Wells Real Estate Fund I, Fund II-IIOW Associates, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P., sold the Cherokee Commons property to an unrelated third party. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia.

Each of the above properties was acquired on an all cash basis. For further information regarding the foregoing joint ventures and properties, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. The quarterly statements included herein have not been examined by independent auditors. However, in the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly present the results for such periods. Results for interim periods are not necessarily indicative of full year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2002.

(c) Allocations of Net Income, Net Loss and Gain on Sale

For the purposes of determining allocations per the Partnership agreement, net income is defined generally as net income recognized by the Partnership, excluding deductions for depreciation and amortization. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the limited partners holding Class A Units and the General Partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

Gain on the sale or exchange of the Partnership’s properties will be allocated as follows: (a) first to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then to the limited partners in proportion to and to the extent of the excess of (i) each limited partner’s adjusted capital contribution, plus a cumulative 12% per annum return on his/her adjusted capital contribution, less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner’s capital account balance as of the sale date, subject to the requirement to initially allocate gain on sale to limited partners holding Class B units until they have been allocated an amount equal to the net cash available for distribution previously received by limited partners holding Class A units on a per unit basis; (c) then to the general partners in proportion to and to the extent of the excess of (i) each general partner’s adjusted capital contribution, over (ii) such general partner’s capital account balance as of the sale date; and (d) thereafter 85% to the limited partners and 15% to the general partners.

(d) Distributions of Net Cash From Operations

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

(a) Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures described above; however, it does exercise significant influence. Accordingly, the Partnership’s investment in its joint ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Partnership. For further information, refer to the report filed for the Partnership on Form 10-K for the year ended December 31, 2002.

(b) Summary of Operations

The following information summarizes the operations of the Joint Venture, in which the Partnership holds a direct ownership interest, for the three months ended March 31, 2003 and 2002, respectively:

	Total Revenues			Net Income		Partnership’s Share of Income
	Three Months Ended			Three Months Ended		Three Months Ended
	March 31, 2003	March 31, 2002		March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund II-IIOW Associates	$102,164	$(114,654	)*	$(112,238)	$(304,543)	$(5,960)	$(16,171)

*	The Partnership’s share of income earned from its investments in the joint ventures presented in section (c) is recorded by Fund II-IIOW Associates as equity in (loss) income of joint ventures, which is classified as revenue.

(c) Summary of Operations

The following information summarizes the operations of the joint ventures, in which the Partnership holds interests through its ownership in Fund II-IIOW Associates, for the three months ended March 31, 2003 and 2002, respectively:

	Total Revenues				Net Income		Fund II-IIOW Associates’ Share of Net Income*
	Three Months Ended				Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002		March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund I-II Tucker Associates	$320,626		$364,160		$92,352	$46,098	$44,412	$20,702
Fund I-II-IIOW-VI-VII Associates	0		43,326		0	24,861	0	13,342
Fund II-III Associates	520,988	**	166,501	**	78,731	(243,375)	48,974	(148,920)

	$841,614		$573,987		$171,083	$(172,416)	$93,386	$(114,876)

*	The Partnership’s share of income earned from its investments in the joint ventures presented is recorded by Fund II-IIOW Associates as equity in (loss) income of joint ventures, which is classified as revenue.
**	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income of joint ventures, which is classified as revenue.

(d) Summary of Operations

The following information summarizes the operations of the Joint Venture, in which the Partnership holds an interest through its ownership in Fund II-III Associates, for the three months ended March 31, 2003 and March 31, 2002, respectively:

	Total Revenues		Net Income		Fund II-IIOW Associates’ Share of Net Income*
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002	March 31, 2003	March 31, 2002
Fund II-III-VI-VII Associates	$135,573	$186,082	$10,398	$60,829	$1,519	$8,887

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 will require the identification of the Partnership’s participation in variable interest entities (VIEs), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”. Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. For the three months ended March 31, 2003 and 2002, the properties in which the Partnerships owns interest paid management and leasing fees to Wells Management of $45,254 and $49,601, respectively.

Administration Reimbursements

Wells Capital, Inc. and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. For the quarters ended March 31, 2003 and 2002, the Partnership reimbursed $22,195 and $11,205, respectively, to Wells Capital, Inc. and its affiliates for these services.

Conflicts of Interests

The General Partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a) Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows.

(b) Results of Operations

Gross Revenues

Gross revenues of the Partnership were $(5,960) and $(16,171) for the three months ended March 31, 2003 and 2002, respectively. The 2003 increase from 2002 resulted primarily from the corresponding change in equity in loss of Joint Venture, which is further described below.

Equity In Loss of Joint Venture

Gross Revenues of Joint Ventures

Gross revenues of the joint ventures in which the Joint Venture holds an interest increased in 2003, as compared to 2002, primarily due to an increase in occupancy of Boeing at the Atrium from 0% as of March 31, 2002 to approximately 80% as of March 31, 2003. As a result of these increased revenues, equity in loss of joint venture decreased from $(16,171) in the first quarter of 2002 to $(5,960) in the first quarter of 2003

Expenses of Joint Ventures

The expenses of the joint ventures in which the Joint Venture holds an interest increased in 2003, as compared to 2002, primarily due to an increase in administrative salaries and legal and accounting fees as a result of changing independent auditors in 2002 and evaluating various liquidation alternatives for the Partnership’s portfolio of properties.

Expenses

Expenses of the Partnership were $0 and $5,972 for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease from 2002 resulted from a change in the methodology for allocating certain legal and accounting costs and administration expenses related to the Partnership. As all of the Partnership’s operations are generated from investments held through its interest in Fund II-IIOW Associates, all such costs have been allocated and paid at the Fund II-IIOW Associates level during 2003.

As a result, net loss of the Partnership was $(5,960) and $(22,143) for the three months ended March 31, 2003 and 2002, respectively.

(c) Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities was $(1,166) for the three months ended March 31, 2003 and $(4,236) for the three months ended March 31, 2002. The 2003 decrease in operating cash flows used from 2002 resulted primarily from a change in the timing of payments of partnership withholding taxes in the first quarter of 2003, as compared to 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities was $0 and $2,808 for the three months ended March 31, 2003 and 2002, respectively. The 2003 decrease in investing cash flows used from 2002 resulted primarily from investing funds in Fund II-IIOW Associates in 2002 in order to fund administrative salary costs and accounting and legal fees at the joint venture level. Fund II-IIOW Associates continues to reserve operating cash flows in 2003 in order to fund the remaining tenant improvements for Boeing at the Atrium and future anticipated capital expenditures and leasing costs anticipated in connection with the re-leasing of Louis Rose Building during the second half of 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities was $0 for the three months ended March 31, 2003 and 2002, as the Partnerships has withheld distributions to limited partners holding Class A units in order to fund tenant improvements and leasing costs for Boeing at the Atrium and future lease-up costs anticipated for Louis Rose Building during the both periods.

Distributions

No distributions were paid to the limited partners in either the first quarter of 2003 or the first quarter of 2002. The General Partners anticipate that distributions per unit to limited partners holding Class A Units will be reinstated upon releasing Louis Rose Building.

Sales Proceeds

Rather than distributing to the limited partners, the Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons property is being held in reserve as the General Partners continue to evaluate the capital needs of the existing properties in which the Partnership holds an interest, directly and through investments in joint ventures, in consideration of the best interests of the limited partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. The Partnership intends to fund its share of the remaining tenant improvements and leasing costs for Boeing at the Atrium, which are anticipated to be completed during 2003 and cost approximately $160,000, of which approximately $5,000 is attributable to the Partnership. During the first quarter of 2003, American Trust Bank entered into a 10-year lease agreement for approximately 13,000 square feet of the Holcomb Bridge Property. In connection therewith, Fund II-III-VI-VII Associates anticipates funding tenant improvements of approximately $128,000 during the second and third quarters of 2003, of which approximately $1,000 would be attributable to the Partnership.

(d) Related-Party Transactions

The Partnership and its joint ventures have entered into agreements with Wells Capital, Inc. and its affiliates, whereby the Partnership or its joint ventures pay certain fees or reimbursements to Wells Capital, Inc.. or its affiliates for sales commissions, dealer manager fees, property management and leasing fees, and reimbursement of operating costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Investment in Real Estate Assets

Management is required to make subjective assessments as to the useful lives of its depreciable assets. Management considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture’s assets by class are as follows:

Building	25 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership to date.

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

(g) Subsequent Event

On April 7, 2003, Fund I-II Tucker Associates sold a retail shopping center containing approximately 29,858 rentable square feet located in Tucker, Dekalb County, Georgia (the “Heritage Retail Center Property”) for a $3.4 million sales price. The Heritage Retail Center Property, along with a commercial office building complex divided into seven separate buildings containing approximately 67,465 rentable square feet, is collectively known as Heritage Place. Fund I-II Tucker Associates still owns the commercial office building complex portion of this property. The Fund II-Fund IIOW Associates is a joint venture in which the Partnership owns approximately a 5% equity interest, and Wells Real Estate Fund II owns approximately a 95% equity interest. Through its interest in Fund II-Fund IIOW Associates, the Partnership holds approximately a 2.6% equity interest in Fund I-II Tucker Associates. The net proceeds allocable to the Partnership as a result of the sale of the Heritage Retail Center Property were approximately $80,000. The Partnership recognized a gain of approximately $12,000 from the sale of the Heritage Retail Center Property.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations or the other market risks contemplated by Item 305 of Regulation S-K.

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

PART II.     OTHER INFORMATION

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to First Quarter Form 10-Q attached hereto.

(b)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II-OW
(Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partners)

May 9, 2003	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

May 9, 2003	/s/ DOUGLAS P. WILLIAMS
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ LEO F. WELLS, III
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003	By:	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer

EXHIBIT INDEX

TO

FIRST QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND II-OW

Exhibit No.	Description
99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002