Form 10-Q
period 2003-06-30
WELLS REAL ESTATE FUND II-OW
filed 2003-08-08
CIK 824004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Yes ☒     No ☐

FORM 10-Q

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

BALANCE SHEETS

	(unaudited)
	June 30, 2003	December 31, 2002
ASSETS:
Investments in Joint Venture (Note 2)	$833,030	$826,438
Due from Joint Venture	173,702	173,702
Cash and cash equivalents	6,117	23,110

Total assets	$1,012,849	$1,023,250

LIABILITIES AND PARTNERS’ CAPITAL:
Liabilities:
Accounts payable	$872	$2,038

Partners’ capital:
Limited partners:
Class A—6,062 units outstanding as of June 30, 2003 and December 31, 2002	1,011,977	1,021,212
Class B—1,626 units outstanding as of June 30, 2003 and December 31, 2002	0	0

Total partners’ capital	1,011,977	1,021,212

Total liabilities and partners’ capital	$1,012,849	$1,023,250

See accompanying notes

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

STATEMENTS OF LOSS

	(unaudited) Three Months Ended		(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
REVENUES:
Other income	$76	$0	$76	$0

EXPENSES:
Equity in loss of Joint Venture (Note 2)	3,351	16,946	9,311	39,090

NET LOSS	$(3,275)	$(16,946)	$(9,235)	$(39,090)

NET LOSS ALLOCATED TO CLASS A LIMITED PARTNERS	$(3,275)	$(16,946)	$(9,235)	$(39,090)

NET LOSS ALLOCATED TO CLASS B LIMITED PARTNERS	$0	$0	$0	$0

NET LOSS PER CLASS A LIMITED PARTNER UNIT	$(0.54)	$(2.80)	$(1.52)	$(6.45)

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

CASH DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$0.00	$0.00	$0.00

See accompanying notes

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2002

AND SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Limited Partners				Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2001	6,062	$1,082,635	1,626	$0	$1,082,635
Net loss	0	(61,423)	0	0	(61,423)

BALANCE, December 31, 2002	6,062	1,021,212	1,626	0	1,021,212
Net loss	0	(9,235)	0	0	(9,235)

BALANCE, June 30, 2003 (unaudited)	6,062	$1,011,977	1,626	$0	$1,011,977

See accompanying notes

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

	(unaudited) Six Months Ended
	June 30, 2003	June 30, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,235)	$(39,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of Joint Venture	9,311	39,090
Changes in assets and liabilities:
Due from affiliates	0	461
Accounts payable	(1,166)	(1,034)

Net cash used in operating activities	(1,090)	(573)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Joint Venture	(15,903)	(25,689)
Distributions received from Joint Venture	0	61,421

Net cash (used in) provided by operating activities	(15,903)	35,732

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,993)	35,159

CASH AND CASH EQUIVALENTS, beginning of period	23,110	1,603

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,117	$36,762

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Joint Venture	$173,702	$164,793

See accompanying notes

WELLS REAL ESTATE FUND II-OW

(A Georgia Public Limited Partnership)

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003 (unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  General

Wells Real Estate Fund II-OW (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). The Partnership was formed on October 13, 1987 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and managing income-producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) remove a general partner. A majority vote on any of the above described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

The Partnership owns interests in all of its real estate assets through a joint venture with Wells Real Estate Fund II (“Fund II and Fund II-OW”) which owns interests in real estate assets both directly and through joint ventures with other Wells Real Estate Funds. As of June 30, 2003, the Partnership owned interests in the following five properties through the affiliated joint ventures (the “Joint Ventures”) listed below:

Joint Venture	Joint Venture Partners	Properties

Fund II and Fund II-OW (“Fund II-IIOW Associates” or the “Joint Venture”)	— Wells Real Estate Fund II — Wells Real Estate Fund IIOW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina

Fund I and Fund II (“Fund I-II Tucker Associates”)	— Wells Real Estate Fund I — Fund II-IIOW Associates	2. Heritage Place A retail shopping and commercial office complex located in Tucker, Georgia

Fund II and Fund III Associates (“Fund II-III Associates”)	— Fund II-II-OW Associates — Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas
4. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II, III, VI, and VII Associates (“Fund II-III-VI-VII Associates”)	— Fund II-III Associates — Wells Real Estate Fund VI, L.P. — Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

On October 1, 2001, Fund I, II, II-OW, VI and VII Associates, a joint venture among the Partnership, Fund II and Fund II-OW, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. sold the Cherokee Commons property to an unrelated third party for a gross sales price of $8,660,000. The Cherokee Commons property is a retail shopping center located in Cherokee County, Georgia. Fund I, II, II-OW, VI and VII Associates was liquidated in the fourth quarter of 2002, and approximately $239,800 in net sales proceeds was allocated to the Partnership as a result of this sale.

On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises. The retail portion of Heritage Place was sold for a gross sales price of $3,400,000, resulting in a gain of approximately $293,000, net of selling expenses of approximately $158,000. Of this gain, the Partnership recognized approximately $7,000 through equity income (loss) of Joint Venture. The partnership was allocated approximately $81,000 in net sales proceeds as a result of this sale.

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

Net loss, depreciation, and amortization deductions for each fiscal year are allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to any partner having a positive balance in his/her capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

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

(d)  Distributions of Net Cash From Operations

Cash available for distribution is distributed on a cumulative non-compounded basis to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A Units until they have received an 8% per annum return on their adjusted Capital Contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B Units until they have received an 8% per annum return on their adjusted Capital Contributions, as defined. Excess cash available for distribution will be distributed to the General Partners until each has received 10% of total distributions to limited partners for the year. Thereafter, cash available for distribution is distributed 90% to the limited partners and 10% to the General Partners.

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

(b)  Summary of Operations

The following information summarizes the operations of the Joint Venture for the three months and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund II-IIOW Associates	$146,039	*	$(208,244	)*	$(63,106)	$(431,607)	$(3,351)	$(16,946)

	Total Revenues				Net Income		Partnership’s Share of Net Income
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund II-IIOW Associates	$248,203	*	$(322,899	)*	$(175,344)	$(736,150)	$(9,311)	$(39,090)

*	The Partnership’s share of income(loss) earned from its investments in the Joint Ventures presented in section (c) is recorded by Fund II-IIOW Associates as equity in loss of Joint Ventures, which is classified as an expense.

(c)  Summary of Operations

The following information summarizes the operations of the Joint Ventures in which the Partnership holds interests through its ownership in Fund II-II-OW Associates for the three months and six months ended June 30, 2003 and 2002, respectively:

	Total Revenues				Net Income		Fund II-II-OW Associates’ Share of Net Income*
	Three Months Ended				Three Months Ended		Three Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund I-II Tucker Associates	$635,577		$344,605		$246,947	$48,486	$118,757	$21,775
Fund, I, II, II-OW, VI, and VII Associates	0		26,952		0	28,163	0	15,366
Fund II-III Associates	515,836	**	(17,654	)**	27,924	(401,222)	17,162	(245,493)

	$1,151,413		$353,903		$274,871	$(324,573)	$135,919	$(208,352)

	Total Revenues				Net Income		Fund II-II-OW Associates’ Share of Net Income*
	Six Months Ended				Six Months Ended		Six Months Ended
	June 30, 2003		June 30, 2002		June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund I-II Tucker Associates	$956,203		$708,764		$339,300	$94,583	$163,169	$42,477
Fund, I, II, II-OW, VI and VII Associates	0		70,278		0	53,023	0	28,930
Fund II-III Associates	1,036,823	**	148,847	**	106,656	(644,597)	66,136	(394,413)

	$1,993,026		$927,889		$445,956	$(496,991)	$229,305	$(323,006)

*	The Partnership’s share of income earned from its investments in the Joint Ventures presented above is recorded by Fund II- II-OW Associates as equity in loss of Joint Ventures, which is classified as an expense.
**	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income (loss) of Joint Venture, which is classified as revenue.

(d)  Summary of Operations

The following information summarizes the operations of the joint venture in which the Partnership holds an interest through its ownership in Fund II-III Associates for the three months and six months ended June 30, 2003 and June 30, 2002, respectively:

	Total Revenues		Net Income		Fund II-III Associates Share of Net Income**
	Three Months Ended		Three Months Ended		Three Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund II-III-VI-VII Associates	$146,284	$202,046	$18,529	$59,368	$4,341	$14,290

	Total Revenues		Net Income		Fund II-III Associates Share of Net Income**
	Six Months Ended		Six Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Fund II-III-VI-VII Associates	$281,857	$388,128	$28,927	$120,197	$6,778	$28,931

**	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income (loss) of Joint Venture, which is classified as revenue.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the Partnership does not believe that the adoption of FIN 46 will result in the consolidation of any previously unconsolidated entities.

In August 2001, SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (effective beginning January 1, 2002) was issued. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Among other factors, SFAS No. 144 establishes criteria beyond that previously specified in SFAS No. 121 to determine when a long-lived asset is to be considered held for sale. We believe that the adoption of SFAS No. 144 will not have a significant impact on the Partnership’s financial statements.

4.	RELATED-PARTY TRANSACTIONS

(a)  Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Joint Ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The properties in which the Partnership owns an interest generated management and leasing fees payable to Wells Management of $48,929 and $39,026 for the three months ended June 30, 2003 and 2002, respectively, and $86,051 and $78,624 for the six months ended June 30, 2003 and 2002, respectively.

(b)  Administration Reimbursements

Wells Capital, Inc. and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. The Partnership and its Joint Venture reimbursed $24,858 and $17,555 for the three months ended June 30, 2003 and 2002, respectively, and $55,504 and $35,629 for the six months ended June 30, 2003 and 2002, respectively, to Wells Capital, Inc. and its affiliates for these services and expenses.

(c)  Conflicts of Interest

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

(a)  Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and 21E of the Securities Exchange Act of 1934, including discussion and analysis of the financial condition of the Partnership, anticipated capital expenditures required to complete certain projects, amounts of cash distributions anticipated to be distributed to limited partners in the future and certain other matters. Readers of this report should be aware that there are various factors that could cause actual results to differ materially from any forward-looking statements made in this report, including lease-up risks, inability to obtain new tenants upon the expiration of existing leases, and the potential need to fund tenant improvements, leasing commissions or other capital expenditures or lease-up costs out of operating cash flows or sales proceeds.

(b)  Results of Operations

Gross Revenues

Gross revenues of the Partnership were relatively stable at $76 and $0 for the three months ended June 30, 2003 and 2002, respectively, and $76 and $0 for the six months ended June 30, 2003 and 2002, respectively.

Equity In Loss of Joint Venture

Gross Revenues of Joint Venture

Gross revenues of the Joint Venture in which the Partnership holds an interest through its interest in the Joint Venture increased in 2003, as compared to 2002, primarily due to a significant increase in occupancy for Boeing at the Atrium, partially offset by (i) the sale of the retail portion of Heritage Place which closed in April 2003, and (ii) a reduction in interest income earned by Fund I, II, II-OW, VI and VII Associates as a result of liquidating this joint venture during the fourth quarter of 2002.

Expenses of Joint Venture

The expenses of the Joint Venture in which the Partnership holds an interest through its interest in the Joint Venture increased in 2003, as compared to 2002, primarily as a result of (i) the aforementioned increase in occupancy of Boeing at the Atrium, and (ii) an increase in administrative costs incurred partially in response to new regulatory requirements. We anticipate additional increases related to the implementation of new reporting regulations during the second half of 2003.

As a result, equity in loss of Joint Venture decreased from $(16,946) for the three months ended June 30, 2002 to $(3,351) for the three months ended June 30, 2003, and from $(39,090) and for the six months ended June 30, 2002 to $(9,311) for the six months ended June 30, 2003.

Expenses

Expenses of the Partnership, consisting primarily of equity in loss of Joint Venture (which essentially means the Partnership’s share of the net income or loss of the Joint Ventures in which the Partnership has invested and owns an equity interest), were $3,351 and $16,946 for the three months ended June 30, 2003 and 2002, respectively, and $9,311 and $39,090 for the six months ended June 30, 2003 and 2002, respectively. The 2003 decrease from 2002 resulted primarily from the corresponding change in equity in loss of Joint Venture, which was further described above.

Net Loss

As a result, net loss of the Partnership was $(3,275) and $(16,946) for the three months ended June 30, 2003 and 2002, respectively, and $(9,235) and $(39,090) for the six months ended June 30, 2003 and 2002, respectively.

(c)  Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities remained fairly stable at $(1,090) for the six months ended June 30, 2003, as compared to $(573) for the six months ended June 30, 2002.

Cash Flows From Investing Activities

Net cash flows from investing activities was $(15,903) and $35,732 for the six months ended June 30, 2003 and 2002, respectively. The 2003 decrease from 2002 resulted primarily from the Joint Ventures reserving funds in order to fund the remaining tenant improvements for Boeing at the Atrium and future anticipated capital expenditures and leasing costs anticipated in connection with the re-leasing of the Louis Rose Building, which was vacant as of June 30, 2003. In addition, we anticipate reserving funds in the future to fund tenant improvements for the Holcomb Bridge Property, as described in “Capital Resources” below.

Distributions

No distributions of operating cash flow were paid to the limited partners holding Class A Units during either the second quarter of 2003 or the second quarter of 2002 in order to reserve cash flows to fund future tenant improvements and leasing costs for Fund II-III-VI-VII Associates and the Louis Rose Building. Funds were also reserved in the second quarter of 2002 to fund the tenant improvements and leasing costs of Boeing at the Atrium, which is now at 100% occupancy. The General Partners anticipate that distributions per unit to limited partners holding Class A Units will be reinstated upon re-leasing the Louis Rose Building and funding all related re-leasing costs. No distributions were made to limited partners holding Class B Units.

Sales Proceeds

Rather than distributing to the limited partners, the Partnership’s share of the net proceeds generated from the sales of the Cherokee Commons property and the retail portion of the Heritage Place property is being held in reserve as the General Partners continue to evaluate the capital needs of the existing properties in which the Partnership holds an interest in consideration of the best interests of the limited partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. During the fourth quarter of 2002, American Trust Bancorp entered into a 10-year lease agreement for approximately 13,000 square feet of the Holcomb Bridge Property at an estimated cost of $207,000 for tenant improvements and leasing costs. In connection therewith, Fund II-III-VI-VII Associates has funded approximately $40,000 of leasing costs in the second quarter of 2003 and anticipates funding tenant improvements and leasing costs of approximately $167,000 during the third quarter of 2003, of which approximately $1,000 would be attributable to the Partnership.

(d)  Related-Party Transactions

The Partnership and the Joint Ventures have entered into agreements with Wells Capital, Inc. and its affiliates, whereby the Partnership or the Joint Ventures pay certain fees or reimbursements to Wells Capital, Inc.

or its affiliates for property management and leasing fees, and reimbursement of operating and administrative costs. See Note 4 to the Partnership’s financial statements included in this report for a discussion of the various related party transactions, agreements and fees.

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

Since the Partnership does not borrow any money, make any foreign investments or invest in any market risk-sensitive instruments, it is not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM  4.    CONTROLS AND PROCEDURES

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, Inc., the corporate general partner of the Partnership, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY BLANK)

PART II.    OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)	The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

(b)	The Partnership filed the following reports on Form 8-K during the second quarter of 2003:

(i)	On April 21, 2003, the Partnership filed a Current Report on Form 8-K dated April 7, 2003 disclosing the sale of the retail portion of Heritage Place; and

(ii)	On June 2, 2003, The Partnership filed a Current Report on Form 8-K dated April 7, 2003 as an amendment to the 8-K filed on April 21, 2003, disclosing certain financial information in connection with the sale of the retail portion of Heritage Place.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II-OW (Registrant)

By: WELLS CAPITAL, INC. (Corporate General Partner)

August 8, 2003	/s/ LEO F. WELLS, III Leo F. Wells, III President
August 8, 2003	/s/ DOUGLAS P. WILLIAMS Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND II-OW

Exhibit No.	Description

10.1	Purchase and Sale Agreement relating to the Heritage Place Shopping Center (presently filed with the Commission as Exhibit 10.1 to the form 10-Q of Wells Real Estate Fund I for the period ending June 30, 2003, Commission File No. 0-14463, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002