Form 10-K
period 2003-12-31
WELLS REAL ESTATE FUND II-OW
filed 2004-03-19
CIK 824004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 2003

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to

Commission file number 0-17876

WELLS REAL ESTATE FUND II-OW

(Exact name of registrant as specified in its charter)

Georgia	58-1754703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6200 The Corners Parkway, Suite 250, Norcross, Georgia	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
NONE	NONE

Securities registered pursuant to Section 12(g) of the Act:

CLASS A UNITS	CLASS B UNITS
(Title of Class)	(Title of Class)

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund II-OW (the “Partnership”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. Neither the Partnership nor the general partners make any representations or warranties (expressed or implied) about the accuracy of any such forward-looking statements. Actual results could differ materially from any forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to known and unknown risks, uncertainties and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations; provide distributions to limited partners; and maintain the value of our real estate properties, may be significantly hindered. Following are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in certain forward-looking statements:

General economic risks

•	Adverse changes in general economic conditions or local conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Our ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact our ability to retain or obtain new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Our potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs at our properties;

•	Our ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions at our properties;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Our ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations to us;

Other operational risks

•	Our dependency on Wells Capital, Inc., its key personnel, and its affiliates for various administrative services;

•	Wells Capital, Inc.’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

PART I

ITEM 1.	BUSINESS.

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

On November 6, 1987, the Partnership commenced an offering of up to $10,000,000 of Class A or Class B limited partnership units ($250.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on September 7, 1988 at which time the Partnership had sold approximately 6,062 Class A Units and 1,626 Class B Units representing capital contributions of $1,922,000 from investors who were admitted to the Partnership as limited partners.

Management believes that the Partnership would ideally operate through the course of the following five key life cycle phases. The time spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fund-raising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public

•	Investing phase

The period during which the Partnership invests the capital raised during the fund-raising phase, less upfront fees, into the acquisition of real estate assets

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale

•	Disposition and Liquidation phase

The period during which the Partnership positions and markets its real estate investments for sale, sells its real estate investments and distributes net sales proceeds to the partner

Currently, management believes that the Partnership generally straddles the positioning-for-sale phase and the disposition and liquidation phase and, accordingly, will focus resources primarily on positioning its properties for sale and locating and negotiating with prospective acquirers of properties owned through affiliated joint ventures.

Cash management is a chief area of focus for the Partnership. Historically, the Partnership has not taken out borrowings from third-party lenders and, while operating cash flows and net property sales proceeds are withheld to provide for known events from time to time, the Partnership does not maintain as a general rule cash reserves for unknown events. Instead, management prefers to maximize operating cash flows distributed to investors commensurate with the period earned; however, it is likely that, in connection with the re-leasing of certain of the Partnership’s properties, the Partnership may be required to use cash flow from operations and/or net sale proceeds from the sale of the Partnership’s properties, which would otherwise be available for distribution to limited partners, to fund tenant improvements, leasing commissions, and other leasing costs associated with such re-leasing efforts. The Partnership’s cash needs evolve during the course of its life cycle and, accordingly, volatility in operating returns is a natural and expected part of the process.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”) an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, asset management and investor relations for the Partnership. See Item 11, “Compensation of General Partners and Affiliates,” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2003.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through its investment in Fund II and Fund II-OW. In the opinion of management, all such properties are adequately insured.

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

The Partnership owns interests in all of its real estate assets through a joint venture, Fund II and Fund II-OW, which owns interests in real estate assets both directly and through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following six properties through the affiliated joint ventures listed below (the “Joint Ventures”):

			Occupancy % As of December 31,
Joint Venture	Joint Venture Partners	Properties	2003	2002	2001	2000	1999
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina	0%	0%	0%	100%	100%

Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW • Wells Real Estate Fund VI • Wells Real Estate Fund VII	2. Cherokee Commons* A shopping center located in Cherokee County, Georgia	—	—	—	98%	97%

Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW	3. Heritage Place A retail and commercial office complex located in Tucker, Georgia	51%**	76%	83%	89%	87%

Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	4. Boeing at the Atrium A four-story office building located in Houston, Texas	100%	81%	100%	100%	100%
		5. Brookwood Grill A restaurant located in Fulton County, Georgia	100%	100%	100%	100%	100%

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	6. Holcomb Bridge Property An office/retail center located in Roswell, Georgia	83%	60%	89%	92%	100%

*	This property was sold in October 2001.
**	The occupancy percentage is applicable to the commercial office portion only, as the retail portion of this property was sold in April 2003.

Each of the aforementioned properties was acquired on an all-cash basis. The investment objectives of each of the joint venture partners listed in the above table are substantially identical to those of the Partnership. The Partnership does not have control over the operations of Fund II and Fund II-OW; however, it does exercise significant influence. Accordingly, investments in Fund II and Fund II-OW are recorded using the equity method of accounting. For further information regarding the foregoing joint ventures and properties, refer to the footnotes to the financial statements included herein.

As of December 31, 2003, the lease expirations scheduled during each of the following ten years for all properties in which the Partnership owned an interest through the Joint Ventures described above, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent	Partnership Share of Annualized Gross Base Rent	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent
2004	8	15,534	$292,898	$5,702	7.8%	8.2%
2005	7	13,939	275,957	4,994	7.0	7.8
2006	7	16,473	340,169	4,153	8.2	9.6
2007	2	4,430	101,077	2,577	2.2	2.8
2008(1)	3	119,755	1,883,140	63,110	59.7	53.0
2009	1	4,816	72,240	563	2.4	2.0
2010	1	5,265	113,208	2,887	2.6	3.2
2012	1	7,440	276,492	9,318	3.7	7.8
2013	1	12,786	198,183	1,546	6.4	5.6

	31	200,438	$3,553,364	$94,850	100.0%	100.0%

(1)	Includes expiration of Boeing lease (116,463 square feet).

The Joint Ventures and properties in which the Partnership owns an interest during the periods presented are further described below:

Louis Rose Building

On May 9, 1988, Fund II and Fund II-OW acquired the Louis Rose Building, a two-story office building containing approximately 70,752 net leaseable square feet, located on a 9.54 acre tract of land located in Charlotte, Mecklenburg County, North Carolina.

The Louis Rose Building continues to remain vacant following the expiration of the First Union Bank lease on April 30, 2001. Accordingly, the Partnership’s revenues have declined by approximately $18,000 annually in comparison with 2001 results when this property was at full occupancy. The submarket in which this property is located, University Research Park, contains approximately 2.2 million square feet of office space within approximately 30 buildings and is currently experiencing an overall average vacancy rate of approximately 30%. The over-supply of office space in the area has resulted in substantial downward pressure on rental rates for Class A office buildings; however, we are continuing our efforts to market this property to potential users of office space of this type. Significant leasing commissions and capital improvements are anticipated to be required in connection with the re-leasing of this property.

The average effective annual rental rate per square foot of the Louis Rose Building was $0 for 2003 and 2002, $3.98 for 2001, $11.93 for 2000, and $10.14 for 1999.

Fund I-II-IIOW-VI-VII Associates

Fund I-II-IIOW-VI-VII Associates was formed for the purpose of developing, owning and operating Cherokee Commons, a retail shopping center comprised of approximately 104,000 net rentable square feet located in metropolitan Atlanta, Cherokee County, Georgia. Cherokee Commons was initially acquired and developed through a joint venture between Fund II and Fund II-OW and Wells Real Estate Fund I. On August 1, 1995, the joint venture between Fund II and Fund II-OW and Wells Real Estate Fund I contributed Cherokee Commons, and Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. contributed approximately $1 million each in order to fund the additional build-out of Cherokee Commons upon the formation of Fund I-II-IIOW-VI-VII Associates.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons for net sale proceeds of $8,414,089 and recognized a gain of $1,725,015 on the sale, of which approximately $240,000 and $49,000, respectively, were allocated to the Partnership.

The average effective rental rate per square foot at Cherokee Commons was $7.31 through September 30, 2001, $9.31 for 2000, and $9.11 for 1999.

Fund I-II Tucker Associates

On December 10, 1986, Fund I-II Tucker Associates was formed for the purpose of investing in commercial real estate properties. As of December 31, 2003, Fund II and Fund II-OW and Wells Real Estate Fund I held equity interests of approximately 48% and 52%, respectively, in the following property based on their respective cumulative capital contributions to Fund I-II Tucker Associates:

Heritage Place

Fund I-II Tucker Associates developed and constructed Heritage Place, a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,212 square feet and located in Tucker, DeKalb County, Georgia.

On April 7, 2003, the Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises. The retail portion of Heritage Place was sold for a gross sales price of $3,400,000, resulting in a gain of approximately $293,000, net of selling expenses of approximately $158,000. As a result of this sale, net sales proceeds of approximately $82,000 and a gain of approximately $7,000 were allocated to the Partnership.

No individual tenant occupied ten percent or more of the total rentable square footage of the property as of December 31, 2003. The principal businesses of the tenants at Heritage Place include primarily commercial office services.

The average effective annual rental rate per square foot at Heritage Place was $10.90 for 2003, $12.66 for 2002, $13.66 for 2001, $14.29 for 2000, and $14.11 for 1999.

Fund II-III Associates

On April 3, 1989, Fund II-III Associates was formed for the purposes of developing, constructing, operating, and selling commercial and industrial real properties. As of December 31, 2003, Fund II and Fund II-OW and Wells Real Estate Fund III, L.P. held equity interests of approximately 63% and 37%, respectively, in the following two properties based on their respective cumulative capital contributions to Fund II-III Associates:

Boeing at the Atrium

In April 1989, Fund II-III Associates acquired a four-story office building located on a 5.6-acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, in the City of Nassau Bay, Harris County, Texas, known as Boeing at the Atrium.

In March 2002, Boeing/Shuttle Division (“Boeing”) entered into a lease for the top three floors of the four-story Boeing at the Atrium (94,203 sq. ft.) commencing on September 1, 2002 for approximately six years with annual base rent payable of $1,483,698. Boeing has since entered into the following three amendments: amendment #1  –  to lease an additional 296 square feet with annual rent of $4,662, commencing October 1, 2002; amendment #2  –  to lease an additional 11,515 square feet with annual rent of $181,365, commencing January 6, 2003; and amendment #3  –  to lease an additional 10,449 square feet with annual rent of $164,572, commencing July 1, 2003. As of December 31, 2003, Boeing occupied 100% of this property.

The average effective rental rate per square foot at Boeing at the Atrium was $14.45 for 2003, $6.05 for 2002, $12.35 for 2001, $12.34 for 2000, and $12.35 for 1999.

Brookwood Grill

On January 31, 1990, Fund II and Fund II-OW acquired a 5.8-acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Fulton County, Georgia (the “Brookwood Property”). On September 20, 1991, Fund II and Fund II-OW contributed its interest in this 5.8-acre parcel of land, along with its interest as landlord under the lease agreement referred to below, as a capital contribution to Fund II-III Associates. As of September 20, 1991, Fund II and Fund II-OW had expended approximately $2,128,000 for the land acquisition and development of the Brookwood Property. Once constructed the property became known as the Brookwood Grill.

In September 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc., which included the development of approximately 1.5 acres and construction of a 7,440-square-foot restaurant, which opened in March 1992. The terms of the lease call for an initial term of nine years and eleven months. Brookwood Grill entered into a ten-year extension after the initial lease term, which expires on February 29, 2012. Pursuant to the terms of the current lease, the tenant has the option to exercise two additional five-year renewal options upon expiration.

The average effective rental rate per square foot at the Brookwood Grill was $39.61 for 2003, $27.04 for 2002, $31.56 for 2001, and $30.22 for 2000 and 1999.

Fund II-III-VI-VII Associates

On January 10, 1995, Fund II-III-VI-VII Associates was formed for the purpose of developing, constructing, owning, and operating the Holcomb Bridge Property. As of December 31, 2003, Fund II-III Associates, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. owned approximately 24%, 26%, and 50%, respectively, of the following property based on their respective cumulative capital contributions to Fund II-III-VI-VII Associates:

Holcomb Bridge Property

In January 1995, Fund II-III Associates contributed approximately 4.3 acres of the Brookwood Property, including land improvements, to Fund II-III-VI-VII Associates for the development and construction of two buildings containing a total of approximately 49,500 square feet. Upon construction, this property became known as the Holcomb Bridge Property.

As of December 31, 2003, four tenants occupied approximately 57% of the Holcomb Bridge Property, with two tenants, Bertucci’s Restaurant and American Trust Bancorp, occupying approximately 12% and 26% under leases for approximately 5,935 square feet and 12,786 square feet, respectively. The Bertucci’s Restaurant lease requires annual base rental payments of $127,850 and expires in February 2006. The American Trust Bancorp lease requires annual base rental payments of $140,646 and expires in July 2013. During 2003, occupancy of the Holcomb Bridge Property increased from approximately 60% to approximately 83%. Management is actively seeking replacement tenants for the vacant space at this property.

The average effective annual rental rate per square foot at the Holcomb Bridge Property was $12.92 for 2003, $12.97 for 2002, $17.07 for 2001, $17.55 for 2000, and $19.36 for 1999.

ITEM 3.	LEGAL PROCEEDINGS.

There were no material pending legal proceedings or proceedings known to be contemplated by governmental authorities involving the Partnership during the fourth quarter of 2003.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR THE PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 15, 2004, the Partnership had 6,062 outstanding Class A Units held by a total of 175 limited partners and 1,626 outstanding Class B Units held by a total of 41 limited partners. The capital contribution per unit is $250. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

Class A Unit holders are entitled to an annual 8% non-cumulative distribution preference over Class B Unit holders as to cash distributions from net cash from operations, defined in the partnership agreement as cash flow, less adequate cash reserves for other obligations of the Partnership for which there is no provision, but are initially allocated none of the depreciation, amortization, cost recovery, and interest expense. These items are allocated to Class B Unit holders until their capital account balances have been reduced to zero.

Cash available for distribution to the limited partners is distributed on a quarterly basis. Cash distributions made to the limited partners during 2003 and 2002 were as follows:

Distribution for Quarter Ended	Total Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	Per Class B Unit Return of Capital	General Partner
March 31, 2003	$0	$0.00	$0.00	$0.00	$0.00
June 30, 2003	$0	$0.00	$0.00	$0.00	$0.00
September 30, 2003	$0	$0.00	$0.00	$0.00	$0.00
December 31, 2003	$0	$0.00	$0.00	$0.00	$0.00
March 31, 2002	$0	$0.00	$0.00	$0.00	$0.00
June 30, 2002	$0	$0.00	$0.00	$0.00	$0.00
September 30, 2002	$0	$0.00	$0.00	$0.00	$0.00
December 31, 2002	$0	$0.00	$0.00	$0.00	$0.00

The Partnership has reserved distributions to limited partners from the first quarter of 2002 through the fourth quarter of 2003 as a result of the vacancy of Louis Rose Building effective April 30, 2001, and in order to fund tenant improvements and leasing costs incurred in connection with the Boeing at the Atrium lease renewals described in Item 2 above.

ITEM 6.	SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the fiscal years ended December 31, 2003, 2002, 2001, 2000, and 1999:

	2003	2002	2001	2000	1999
Total assets	$993,542	$1,023,250	$1,083,683	$1,109,652	$1,189,195
Total revenues	43	79	10	105	0
Net income (loss)	(28,541)	(61,423)	50,154	28,101	20,918
Net income (loss) allocated to Class A Limited Partners	(28,541)	(61,423)	50,154	28,101	20,918
Net loss allocated to Class B Limited Partners	0	0	0	0	0
Net income (loss) allocated to Class A Limited Partner Unit	$(4.71)	$(10.13)	$8.27	$4.64	$3.45
Net loss per Class B Limited Partner Unit	0.00	0.00	0.00	0.00	0.00
Cash distribution per Class A Limited Partner Unit	0.00	0.00	8.28	17.79	15.63
Cash distribution per Class B Limited Partner Unit	0.00	0.00	0.00	0.00	0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)	Overview

Currently, management believes that the Partnership generally straddles the positioning for sale phase and the disposition and liquidation phase. Upon investing all capital proceeds and exiting the investing phase, the Partnership owned interests in six properties through interests in the Joint Ventures. As of the date of this filing, two properties are fully leased to tenants under renewed lease terms, one property is approximately 83% leased, one property is vacant, one property was sold in 2001, and part of one property was sold in 2003, while the remainder of this property is 51% occupied as of December 31, 2003.

As the Partnership evolves through the life cycle detailed in Item 1, our most significant risks and challenges continue to evolve concurrently. During the positioning for sale phase, we will continue to focus on re-leasing vacant space and space that may become vacant upon the expiration of our current leases. In doing so, we seek to maximize returns to the limited partners by negotiating long-term leases at market rental rates while attempting to minimize downtime, re-leasing expenditures, ongoing property level costs and portfolio costs. As we embark further into the disposition and liquidation phase, our attention will shift to locating suitable acquirers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners, and minimize contingencies and our post-closing involvement with the acquirer.

During 2003, net loss decreased primarily due to an increase in occupancy of Boeing at the Atrium and the Holcomb Bridge Property beginning in the second half of 2003, and the gain recognized on the sale of the retail portion of Heritage Place in the second quarter of 2003. Cash flows decreased during 2003 primarily due additional investments in Fund II and Fund II-OW in order to fund the Partnership’s interest in the tenant build-out and leasing costs incurred in connection with the new Boeing lease and amendments thereto (see Item 2).

During 2004, the Partnership anticipates transitioning further into the disposition and liquidation phase. Substantially all of the Partnership’s operational revenues are generated from the operations of the properties in the Partnership’s portfolio. On a quarterly basis, we deduct the expenses related to the recurring operations of the properties and the portfolio from such revenues and assess the amount of the remaining cash flows that will be required to fund known re-leasing costs and other capital improvements. Any residual operating cash flows are considered available for distribution to the limited partners and are generally paid quarterly. As further outlined in section (b) below, we anticipate reinstating distributions to limited partners following the re-leasing of the Louis Rose Building and funding of related leasing costs and tenant improvements required in connection therewith.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

The U.S. economy appears to be recovering; however, thus far it has been a jobless recovery, and because of this, real estate office fundamentals may not improve until employment growth strengthens. The economy has shown signs of growth recently, as companies have recommenced making investments in new employees. Job growth is the most significant demand driver for office markets. The jobless recovery has resulted in a demand deficit for office space. In general, the real estate office market lags behind the overall economic recovery and, therefore, recovery is not expected until late 2004 or 2005 at the earliest, and then will vary by market.

Overall, real estate market fundamentals are weak; however, capital continues to flow into the asset class. This increased capital drives the prices of many properties upward and investor returns downward. There is a significant pricing differential in underwriting parameters between well-leased assets with credit tenants and those with either existing vacancies or substantial near-term tenant rollover. Properties with long-term leases to strong credit tenants have seen an increase in value.

The office market has significant excess space. Vacancy levels are believed to be at or near their peak. There is some encouraging news, new construction continues to taper off, coming to a complete halt in many markets. As a result of the slow down in new construction and the modest decline in sublease space, net absorption has turned positive, although barely, at year-end. Many industry professionals believe office market fundamentals are bottoming-out; however, a recovery cannot be expected until job growth and corresponding demand for office space increases.

Wells Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering price to compensate for the existing or pending vacancies.

(b)	Results of Operations

Gross Revenues

Gross revenues of the Partnership were $43, $79, and $10 for the years ended December 31, 2003, 2002, and 2001, respectively. The period-to-period fluctuations in such gross revenues are a result of the changes in interest income earned on cash balances commensurate with changes in the amount of net property sales proceeds and length of time held during each period. As of December 31, 2003, the net proceeds from the sales of Cherokee Commons and the retail portion of Heritage Place allocable to the Partnership are held by Fund II and Fund II-OW.

Expenses of the Partnership

Expenses of the Partnership were $28,584, $61,502, and $50,144 for the years ended December 31, 2003, 2002, and 2001, respectively. The fluctuations in such expenses are primarily comprised of the changes in equity in (loss) income of Fund II and Fund II-OW as further described below. All partnership expenses were recognized at the Fund II and Fund II-OW level for 2003, 2002 and 2001.

Equity In (Loss) Income of Fund II and Fund II-OW

Gross Revenues of Fund II and Fund II-OW

The gross revenues of Fund II and Fund II-OW Associates were $314,592, $(210,433), and $1,677,167 for 2003, 2002, and 2001, respectively. The 2003 increase from 2002 is primarily a result of the increase in equity in income (loss) of affiliated Joint Ventures as further described below. The 2002 decrease from 2001 resulted primarily from a decline in rental and reimbursement income due to the vacancy of the Louis Rose Building beginning April 30, 2001, and a decrease in equity in income (loss) of affiliated joint ventures as further described below.

Equity in Income (Loss) of Affiliated Joint Ventures – Continuing Operations

Gross Revenues of Joint Ventures in Which Fund II and Fund II-OW Holds Interests

Gross revenues of the joint ventures in which Fund II and Fund II-OW holds interests increased in 2003, as compared to 2002, primarily due to an increase in occupancy for the Boeing at the Atrium and the Holcomb Bridge Property beginning in the second half of 2002. Such gross revenues decreased in 2002, as compared to 2001, primarily due to forgone rental and reimbursement revenues from Boeing at the Atrium during the period in which this space was built-out in preparation for Boeing to take occupancy under amendments #1, #2 and #3 to the Boeing lease (See Item 2).

Expenses of Joint Ventures In Which Fund II and Fund II-OW Holds Interests

The expenses of the joint ventures in which Fund II and Fund II-OW holds interests increased in 2003, as compared to 2002, primarily due to an increase in operating costs related to the increases in occupancy of Boeing at the Atrium and the Holcomb Bridge Property beginning in the second half of 2002. Such expenses decreased in 2002, as compared to 2001, largely due to an increase in operating costs which were required to be borne by the landlord during the build-out period for the Boeing at the Atrium during 2002 as described above.

Equity In Income (Loss) of Affiliated Joint Ventures – Discontinued Operations

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons for net sale proceeds of $8,414,089 and recognized a gain of $1,725,015 on the sale.

On April 7, 2003, the Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises. The retail portion of Heritage Place was sold for a gross sales price of $3,400,000, resulting in a gain of approximately $293,000, net of selling expenses of approximately $158,000. Operating income generated by Heritage Place decreased in 2002, as compared to 2001, primarily due to a decline in average occupancy during the respective periods.

Expenses of Fund II and Fund II-OW

The expenses of Fund II and Fund II-OW were $837,776, $944,433, and $732,844 for 2003, 2002, and 2001, respectively. The 2003 decrease, as compared to 2002, is primarily due to additional expenses incurred in connection with the liquidation of Fund I-II-IIOW-VI-VII Associates as a result of the sale of Cherokee Commons in October 2001. The 2002 increase, as compared to 2001, is primarily due to additional fixed operating costs resulting from the vacancy of the Louis Rose Building beginning in April 2001, as the prior tenant had previously been required to pay generally all operating costs directly under the terms of its lease, and increases in administrative costs in response to new reporting and regulatory requirements.

As a result of the aforementioned factors, equity (loss) income of Fund II and Fund II-OW was $(27,781), $(61,502), and $50,144 for the years ended December 31, 2003, 2002, and 2001, respectively.

Net (Loss) Income of the Partnership

As a result of the aforementioned factors, the Partnership recognized net (loss) income of $(28,541), $(61,423), and $50,154 for the years ended December 31, 2003, 2002, and 2001, respectively.

(c)	Liquidity and Capital Resources

Cash Flows From Operating Activities

Net cash flows from operating activities were $(1,927), $1,530, and $428 for 2003, 2002, and 2001, respectively. The 2003 decrease from 2002, and the 2002 increase from 2001, resulted primarily from the changes in the timing of paying accounts payable.

Cash Flows From Investing Activities

Net cash flows from investing activities were $(15,022), $19,977, and $76,589 for 2003, 2002, and 2001, respectively. The 2003 decrease from 2002, and the 2002 decrease from 2001, are primarily due to reserving cash flows otherwise distributable from Fund II and Fund II-OW and making additional capital contributions to Fund II and Fund II-OW in order to fund the Partnership’s interest in the tenant build-out and leasing costs related to the new Boeing lease in 2002 and amendment #3 thereto in 2003.

Cash Flows From Financing Activities

Net cash flows from financing activities were $0, $0, and $(76,541) for 2003, 2002, and 2001, respectively, all of which consist of distributions paid to limited partners. The Partnership reserved all operating distributions to limited partners in 2003 and 2002 in order to fund the build-out of Boeing at the Atrium and absorb additional fixed operating costs incurred for the Louis Rose Building, which was vacant for all of 2003 and 2002 and remains vacant.

Distributions

The Partnership made distributions to the limited partners holding Class A Units of $0.00, $0.00, and $8.28 per unit for the years ended December 31, 2003, 2002 and 2001, respectively. No distributions have been made to the limited partners holding Class B Units.

The General Partners anticipate that distributions per unit to limited partners holding Class A Units will be re-instated following the re-leasing of the Louis Rose Building and funding related leasing costs and tenant improvements required in connection therewith. No cash distributions were made to limited partners holding Class A or Class B Units in 2003.

Sales Proceeds

Rather than distributing to the limited partners, the Partnership’s share of the net proceeds generated from the sales of Cherokee Commons and the retail portion of Heritage Place are being held in reserve as the General Partners continue to evaluate the capital needs of the existing properties in which the Partnership holds interests in consideration of the best interests of the limited partners.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning and operating income-producing real properties and has invested all of its funds available for investment. Accordingly, it is unlikely that the Partnership will acquire interests in any additional properties. In the near term, the General Partners anticipate utilizing capital resources to fund the costs necessary to re-lease the Louis Rose Building.

(d)	Related-Party Transactions

Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $104,163, 98,661, and $9,970 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Administration Reimbursements

Wells Capital and its affiliates perform certain administrative services for the Partnership, such as accounting and other partnership administration, and incurs the related expenses. Such expenses are allocated among the various

Wells Real Estate Funds based on time spent on each fund by individual administrative personnel. All such administrative costs for the Partnership are recorded at the joint venture level. During 2003, 2002, and 2001, Fund II and Fund II-OW reimbursed $67,338, $54,083, and $41,770, respectively, to Wells Capital and its affiliates for these services.

Conflicts of Interest

The General Partners of the Partnership are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases, which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of the leases, the leases may not reset frequently enough to cover inflation.

(f)	Application of Critical Accounting Policies

The Partnership’s accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus, resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of the Partnership’s results of operations to those of companies in similar businesses.

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

Investment in Real Estate Assets

The Partnership’s management is required to make subjective assessments as to the useful lives of its depreciable assets. The Partnership considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Partnership’s assets by class are as follows:

Building	25 years
Building improvements	Remaining useful life of the building
Land improvements	20 years
Tenant improvements	Lease term

In the event that management uses inappropriate useful lives or methods for depreciation, the Partnership’s net income would be misstated.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in joint ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2003.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2003 and 2002.

On May 16, 2002, the General Partners dismissed Arthur Andersen LLP (Andersen) as the Partnership’s independent public accountants effective immediately.

Andersen’s report on the financial statements of the Partnership for the year ended December 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2001 and through the date of Andersen’s dismissal, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen’s satisfaction, would have caused Andersen to make reference to the subject matter in connection with its report on the financial statements of the Partnership for such year and there were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

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

ITEM 9A.	CONTROLS AND PROCEDURES.

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

There were no significant changes in the Partnership’s internal control over financial reporting during the Partnership’s fourth fiscal quarter that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

ITEM 10.	GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Capital

Wells Capital was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities, entering into leases and service contracts on acquired properties, arranging for and completing the disposition of properties, and providing other services such as accounting and administrative functions.

Leo F. Wells, III

Mr. Wells, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is our corporate General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“Wells Investment Securities”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

•	Wells Management, our property manager;
•	Wells & Associates, Inc.; and
•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the President and a director of Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc., which are both real estate investment trusts formed under Maryland law.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is a member of the Financial Planning Association (FPA).

On August 26, 2003, Mr. Wells and Wells Investment Securities entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that Wells Investment Securities and Mr. Wells had violated conduct rules relating to the provision of non-cash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by Wells Investment Securities in 2001 and 2002. Without admitting or denying the allegations and findings against them, Wells Investment Securities and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, Wells Investment Securities sponsored conferences attended by registered representatives who sold its real estate investment products. Wells Investment Securities also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, Wells Investment Securities paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. Wells Investment Securities later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, Wells Investment Securities paid for meals for the guests. Wells Investment Securities also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for Wells Investment Securities products. This conduct violated the prohibitions against payment and receipt of non-cash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, Wells Investment Securities and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

Wells Investment Securities consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. Wells Investment Securities and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Although he is temporarily prohibited from acting in a principal capacity with Wells Investment Securities, Mr. Wells continues to engage in selling efforts and other non-principal activities on behalf of Wells Investment Securities.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as the corporate General Partner of the Partnership, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of the corporate General Partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent public accountants, and establishing and enforcing the code of ethics. However, as the Partnership and corporate General Partner do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to our corporate General Partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate General Partner performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Investor Services Department at (800) 557-4830 or (770) 243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The following table summarizes the compensation and fees paid to the General Partners and their affiliates during the year ended December 31, 2003:

Name of Individual or Number in Group	Capacities in Which Served Form of Compensation	Cash Compensation
Wells Management	Property Management and Leasing Fees	$5,133	(1)

Wells Capital	Administrative services such as accounting and other partnership administration	$1,367

(1)	These property management and leasing fees are not paid directly by the Partnership, but are paid by the Joint Venture entities which own properties for which the property management and leasing services relate and include management and leasing fees. The Partnership does not own any properties directly. Accordingly, these fees are payable to Wells Management by the Joint Ventures described in Item 1 and represent the Partnership’s ownership interest in amounts attributable to the properties owned directly by these Joint Ventures for services rendered during 2003. Some of these fees were accrued for accounting purposes in 2003, however, were not paid until January 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 15, 2004:

Title of Class	Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Class A Units	Leo F. Wells, III	0 Units	0%
Class B Units	Leo F. Wells, III	0 Units	0%

The General Partners did not receive any distributions from cash flows or sale proceeds in 2003.

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following are compensation and fees paid or to be paid by the Partnership to the General Partners and their affiliates in connection with the operation of the Partnership.

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distribution for such year payable only after the Limited Partners each receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after the limited partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the limited partners have received a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash flow from operations or net sale proceeds for the year ended December 31, 2003.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, receives compensation for supervising the management of the Partnership’s properties owned through joint ventures equal to 6% (3% management and 3% leasing) of rental income. In no event will such fees exceed the sum of (i) 6% of the gross receipts of each property, plus (ii) a separate one-time fee for initial rent-up or leasing-up of development properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties. With respect to properties leased on a net basis for a period of ten years or longer, property management fees will not exceed 1% of gross revenues from such leases, plus a one-time initial leasing fee of 3% of the gross revenues which are payable over the first five years of the term of such net leases. Management and leasing fees are not paid directly by the Partnership but by the joint venture entities which own the properties. The Partnership’s share of these fees which were paid to Wells Management totaled $5,133 for the year ended December 31, 2003.

Real Estate Commissions

In connection with the sale of Partnership properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or their affiliates for the year ended December 31, 2003.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible non-auditing services provided by our independent public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent public accountants or on an individual basis. The preapproval of certain audit-related services and certain non-auditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent public accountants may not be retained to perform the non-auditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Public Accountants

As indicated in Item 9 above, we engaged Ernst & Young LLP to be our independent public accountants on July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2003 and 2002, are set forth in the table below.

	2003	2002
Audit Fees	$17,115	$10,118
Audit-Related Fees	53	0
Tax Fees	1,790	188

Total	$18,958	$10,306

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees—These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees—These are fees for assurance and related services that traditionally are performed by independent public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees—These are fees for all professional services performed by professional staff in our independent public accountants’ tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state, or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees—These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a	)1.	The financial statements are contained on pages F-2 through F-52 of this Annual Report on Form 10-K, and the list of the Financial Statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(a	)3.	Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(b	)	No reports on Form 8-K were filed with the Commission during the fourth quarter of 2003.

(c	)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(d	)	Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II-OW
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partners)

March 19, 2004	/S/ LEO F. WELLS, III
Leo F. Wells, III President

March 19, 2004	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

2003 FORM 10-K

OF

WELLS REAL ESTATE FUND II-OW

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*4		Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW (Registration Statement of Wells Real Estate Fund II-OW, Exhibit B to the Prospectus, File No. 33-17977)

*10	(a)	Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, File No. 0-17876)

*10	(b)	Leasing and Tenant Coordination Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, File No. 0-17876)

*10	(c)	Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit 10(f) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(d)	Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(e)	Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(f)	Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(g)	Fund II – Fund II-OW Joint Venture Agreement dated March 1, 1988 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(h)	Lease with IBM dated March 17, 1987 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(i)	Purchase Agreement for the Acquisition of the Atrium at Nassau Bay dated March 1, 1989 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(j)	Joint Venture Agreement of Fund II and Fund III Associates dated March 1, 1989 (Exhibit to Post-Effective Amendment No. 2 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10(k)	First Amendment to Joint Venture Agreement of Fund II and Fund III Associates dated April 1, 1989 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(l)	Leases with Lockheed Engineering and Sciences Company, Inc. (Exhibit 10(l) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(m)	Cost Sharing Agreement between Registrant, Wells Fund II and the Fund II – Fund II-OW Joint Venture dated January 1, 1990 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10(n)	Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit 10(j) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

*10(o)	Amended and Restated Joint Venture Agreement of Fund II and Fund III Associates (Exhibit 10(o) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(p)	Land and Building Lease Agreement between Fund II and Fund II-OW and Brookwood Grill of Roswell, Inc. (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(q)	Assignment and Assumption of Lease dated September 20, 1991 between Fund II and Fund II-OW and Fund II and Fund III Associates (Exhibit 10(q) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10(r)	Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10(s)	Lease Agreement with First Union National Bank of N.C. dated March 31, 1994, and First Amendment to Lease Agreement dated April 14, 1994 (Exhibit 10(s) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1994, File No. 0-16518)

*10(t)	Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(u)	Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10(v)	First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10(w)	Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, File No. 0-17876)

*10(x)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, File No. 0-17876)

*10(y)	Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW dated January 1, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 2000, File No. 0-17876)

*10(z)	Purchase and Sale Agreement for the sale of Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)

*10(aa)	Amendments to the Brookwood Grill Lease (Exhibit 10(aa) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2001, File No. 0-16518)

*10(bb)	Lease Agreement with The Boeing Company (Exhibit 10(bb) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10(cc)	First Amendment to Lease Agreement with The Boeing Company (Exhibit 10(cc) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10(dd)	Second Amendment to Lease Agreement with The Boeing Company (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10(ee)	Third Amendment to Lease Agreement with The Boeing Company (Exhibit 10(ee) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10(ff)	Purchase and Sale Agreement relating to the Heritage Place Shopping Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2003, Commission File No. 0-14463)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

REPORT OF INDEPENDENT AUDITORS

The Partners

Wells Real Estate Fund II-OW

We have audited the accompanying balance sheets of Wells Real Estate Fund II-OW (a Georgia public limited partnership) as of December 31, 2003 and 2002, and the related statements of (loss) income, partners’ capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Wells Real Estate Fund II-OW for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated January 25, 2002 expressed an unqualified opinion on those financial statements before the restatement adjustments described in Note 1.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II-OW at December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

As discussed above, the financial statements of Wells Real Estate Fund II-OW for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been restated. We audited the adjustments described in Note 1 that were applied to restate the 2001 financial statements. Our procedures included (a) agreeing the restatement adjustment amounts to the corresponding accounts maintained in the underlying records of the Partnership, and (b) testing the application of the adjustments to the previously reported amounts. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of Wells Real Estate Fund II-OW other than with respect to such restatement adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

(The following is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the financial statements of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 2001 included in the 2001 Form 10-K filing. This audit report has not been reissued by Arthur Andersen in connection with the filing of this form 10-K for the fiscal year ended December 31, 2003.)

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

ARTHUR ANDERSEN LLP

Atlanta, Georgia

January 25, 2002

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002

INVESTMENT IN FUND II AND FUND II-OW	$728,828	$826,438

DUE FROM FUND II AND FUND II-OW	258,553	173,702

CASH AND CASH EQUIVALENTS	6,161	23,110

Total assets	$993,542	$1,023,250

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Accounts payable	$871	$2,038

PARTNERS’ CAPITAL
Limited partners:
Class A – 6,062 units issued and outstanding	992,671	1,021,212
Class B – 1,626 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	992,671	1,021,212

Total liabilities and partners’ capital	$993,542	$1,023,250

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF (LOSS) INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002 AND 2001

	2003	2002	2001
REVENUES:
Interest and other income	$43	$79	$10

EXPENSES:
Equity in (loss) income of Fund II and Fund II-OW	(27,781)	(61,502)	50,144
Other general and administrative	(803)	0	0

	(28,584)	(61,502)	50,144

NET (LOSS) INCOME	$(28,541)	$(61,423)	$50,154

NET (LOSS) INCOME ALLOCATED TO CLASS A LIMITED PARTNERS	$(28,541)	$(61,423)	$50,154

NET (LOSS) INCOME PER CLASS A LIMITED PARTNER UNIT	$(4.71)	$(10.13)	$8.27

NET LOSS PER CLASS B LIMITED PARTNER UNIT	$0.00	$0.00	$0.00

DISTRIBUTION PER CLASS A LIMITED PARTNER UNIT	$0.00	$0.00	$8.28

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2000	6,062	$1,082,680	1,626	$0	$0	$1,082,680

Net income	0	50,154	0	0	0	50,154
Partnership distributions	0	(50,199)	0	0	0	(50,199)

BALANCE, December 31, 2001	6,062	1,082,635	1,626	0	0	1,082,635

Net loss	0	(61,423)	0	0	0	(61,423)

BALANCE, December 31, 2002	6,062	1,021,212	1,626	0	0	1,021,212

Net loss	0	(28,541)	0	0	0	(28,541)

BALANCE, December 31, 2003	6,062	$992,671	1,626	$0	$0	$992,671

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(28,541)	$(61,423)	$50,154

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss (income) of Fund II and Fund II-OW	27,781	61,502	(50,144)
Changes in due from affiliates	0	461	0
Changes in accounts payable	(1,167)	990	418

Total adjustments	26,614	62,953	(49,726)

Net cash (used in) provided by operating activities	(1,927)	1,530	428

CASH FLOWS FROM INVESTING ACTIVITIES:
Contributions to Fund II and Fund II-OW	(15,022)	(66,991)	(3,363)
Distributions received from Fund II and Fund II-OW	0	86,968	79,952

Net cash (used in) provided by investing activities	(15,022)	19,977	76,589

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners in excess of accumulated earnings	0	0	(64,288)
Distributions to partners from accumulated earnings	0	0	(12,253)

Net cash used in financing activities	0	0	(76,541)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,949)	21,507	476
CASH AND CASH EQUIVALENTS, beginning of year	23,110	1,603	1,127

CASH AND CASH EQUIVALENTS, end of year	$6,161	$23,110	$1,603

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
Due from Fund II and Fund II-OW	$258,553	$173,702	$12,677

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

Wells Real Estate Fund II-OW (or, the “Partnership”) is a public limited partnership organized on October 13, 1987 under the laws of the state of Georgia with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On November 6, 1987, the Partnership commenced an offering of up to $10,000,000 of Class A or Class B limited partnership units ($250.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on September 7, 1988 at which time the Partnership had sold approximately 6,062 Class A Units and 1,626 Class B Units representing capital contributions of $1,922,000 from investors who were admitted to the Partnership as limited partners.

The Partnership owns interests in all of its real estate assets through a joint venture, Fund II and Fund II-OW, which owns interests in real estate assets both directly and through joint ventures with other Wells Real Estate Funds. During the periods presented, the Partnership owned interests in the following six properties through the affiliated joint ventures listed below (the Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW • Wells Real Estate Fund VI • Wells Real Estate Fund VII	1. Cherokee Commons* A shopping center located in Cherokee County, Georgia

Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	2. Louis Rose Building A two-story office building located in Charlotte, North Carolina

Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW	3. Heritage Place** A commercial office complex located in Tucker, Georgia

Fund II and Fund III Associates (“Fund II-III Associates “)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	4. Boeing at the Atrium A four-story office building located in Houston, Texas
5. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	6. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

*	This property was sold in October 2001.
**	Retail portion of this property was sold in April 2003.

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Fund II and Fund II-OW

The Partnership does not have control over the operations of Fund II and Fund II-OW; however, it does exercise significant influence. Accordingly, the Partnership’s investment in Fund II and Fund II-OW is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

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

Distribution of Net Cash From Operations

Cash available for distribution is distributed on a cumulative, non-compounded basis to limited partners quarterly. In accordance with the partnership agreement, distributions are paid first to limited partners holding Class A Units until they have received an 8% per annum return on their respective adjusted capital contributions, as defined. Cash available for distribution is then distributed to limited partners holding Class B Units until they have received an 8% per annum return on their adjusted capital contributions, as defined. Excess cash available for distribution will then be distributed to the General Partners until each has received 10% of total distributions to limited partners with respect to the current fiscal year. Any remaining cash available for distribution is distributed 90% to the limited partners and 10% to the General Partners.

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

Net loss, depreciation, and amortization deductions for each fiscal year will be allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

to zero; (b) then to any partner having a positive balance in his capital account in an amount not to exceed such positive balance; and (c) thereafter to the General Partners.

Gain on the sale or exchange of the Partnership’s properties will be allocated as follows: (a) first, to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then to the limited partners in proportion to and to the extent of the excess of (i) each limited partner’s adjusted capital contribution, plus a cumulative 12% per annum return on his adjusted capital contribution, less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner’s capital account balance as of the sale date, subject to the requirement to initially allocate gain on sale to limited partners holding Class B Units until they have been allocated an amount equal to the net cash available for distribution previously received by limited partners holding Class A Units on a per-unit basis; (c) then to the General Partners in proportion to and to the extent of the excess of (i) each general partner’s adjusted capital contribution, over (ii) such general partner’s capital account balance as of the sale date; and (d) thereafter 85% to the limited partners and 15% to the General Partners.

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which clarifies the application of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” relating to consolidation of certain entities. FIN 46 requires the identification of the Partnership’s participation in variable interest entities (“VIEs”), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a stand-alone basis, or whose equity holders lack certain characteristics of a controlling financial interest. For entities identified as VIEs, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 is effective for all new VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the Partnership has adopted the provisions of FIN 46 commencing on June 15, 2003. FIN 46 also sets forth certain disclosures regarding interests in VIEs that are deemed significant, even if consolidation is not required. As the Joint Ventures do not fall under the definition of VIEs provided above, the adoption of FIN 46 has not resulted in the consolidation of any previously unconsolidated entities.

Restatement Adjustments

Prior to fiscal 2002, the Joint Ventures had historically reported property operating costs net of reimbursements from tenants as an expense in their statements of operations. These costs include property taxes, property insurance, utilities, repairs and maintenance, management fees and other expenses related to the ownership and operation of the properties that are required to be reimbursed by the properties’ tenants in accordance with the terms of their leases. In response to FASB Emerging Issues Task Force consensus reached in November 2001, the Joint Ventures now present these reimbursements as revenue and the gross property operating costs as expenses. As this presentation does not impact the amount of reimbursements received or property operating costs incurred and requires equal adjustments to revenues and expenses, the adoption of this guidance has no impact on the financial position, net income, or cash flows of the Partnership or the Joint Ventures.

The condensed financial information for the Joint Ventures presented in Note 3 has been restated to reflect the effects of this revised presentation.

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

2.	RELATED-PARTY TRANSACTIONS

The Partnership entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners. In consideration for the management and leasing of properties, the joint venture pays Wells Management management and leasing fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time initial lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $104,163, $98,661, and $9,970 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital performs certain administrative services for the Partnership, such as accounting and other Partnership administration, and incurs the related expenses. Such expenses are allocated among the various Wells Real Estate Funds based on estimates of the amount of time dedicated to each fund by individual administrative personnel. The related expenses have been allocated directly to Fund II and II-OW, as substantially all of the operations of the Partnership and Fund II are conducted through this joint venture. In the opinion of management, this allocation is a reasonable estimation of such expenses. During 2003, 2002, and 2001, Fund II and Fund II-OW have reimbursed $67,338, $54,083 and $41,770, respectively, to Wells Capital and its affiliates for these services and expenses.

The General Partners are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the General Partners in the capacity as general partners of other Wells Real Estate Funds may be in competition with the Partnership for tenants in similar geographic markets.

3.	INVESTMENT IN FUND II AND FUND II-OW AND JOINT VENTURES

On March 1, 1988, Fund II and Fund II-OW was formed for the purpose of investing in commercial real properties. Fund II and Fund II-OW own the Louis Rose Building directly and have equity investments in the joint ventures described at the end of this note. The Partnership’s ownership interest in Fund II and Fund II-OW was approximately 5% as of December 31, 2003 and 2002.

A roll-forward of the Partnership’s investment in Fund II and Fund II-OW for the years ended December 31, 2003 and 2002 follows:

	2003	2002
Investment in Fund II and Fund II-OW, beginning of year	$826,438	$1,069,403
Equity in loss of Fund II and Fund II-OW	(27,781)	(61,502)
Contribution to Fund II and Fund II-OW	15,022	66,991
Distributions from Fund II and Fund II-OW	(84,851)	(248,454)

Investment in Fund II and Fund II-OW, end of year	$728,828	$826,438

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

Fund II and Fund II-OW’s investment and percentage ownership in joint ventures as of December 31, 2003 and 2002 are summarized as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Fund I-II Tucker Associates	$2,120,186	48%	$3,613,912	48%
Fund II-III Associates	6,776,737	63	6,929,986	63

	$8,896,923		$10,543,898

Fund II and Fund II-OW’s investment in joint ventures for the years ended December 31, 2003 and 2002 is summarized as follows:

	2003	2002
Investment in joint ventures, beginning of year	$10,543,898	$14,688,192
Equity in income of joint ventures	276,701	(211,352)
Contributions to joint ventures	70,000	1,200,498
Distributions from joint ventures	(1,993,676)	(5,133,440)

Investment in joint ventures, end of year	$8,896,923	$10,543,898

Descriptions of the joint ventures in which Fund II-IIOW holds investments as of December 31, 2003 and 2002 are presented below:

Fund I-II Tucker Associates

On December 10, 1986, Fund I-II Tucker Associates was formed for the purpose of investing in commercial real estate properties. Fund I-II Tucker Associates developed and constructed a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet and located in Tucker, DeKalb County, Georgia. On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, net sales proceeds of approximately $82,000 and a gain of approximately $7,000 were allocated to the Partnership.

Fund I-II-IIOW-VI-VII Associates

Fund I-II-IIOW-VI-VII was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. On October 1, 2001, Fund I-II-IIOW-VI-VII sold Cherokee Commons for net proceeds of $8,414,089 and recognized a gain of $1,725,015 on the sale of which approximately $240,000 sales proceeds and $49,000 recognized gain were allocated to the Partnership.

Fund II-III Associates

On April 3, 1989, Fund II-III Associates was formed for the purposes of developing, constructing, operating, and selling commercial and industrial real properties. In April 1989, Fund II-III Associates acquired Boeing at the Atrium property, a four-story office building located in Houston, Texas. In 1991, Fund II-IIOW contributed its interest in a 5.8-acre parcel of land known as the Brookwood Property located in Roswell, Georgia, to Fund II-III

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

Associates. A restaurant was developed on 1.5 acres of the Brookwood Property and is currently operating as the Brookwood Grill restaurant. During 1995, the remaining 4.3 acres of the Brookwood Property were transferred at cost to the Fund II-III-VI-VII Associates. Fund II-III Associates’ investment in this transferred parcel of the Brookwood Property was $1,134,506 at December 31, 2003, which represents a 24% interest therein.

Fund II-III-VI-VII Associates

During 1995, the remaining 4.3 acres of the Brookwood Property was transferred at cost to Fund II-III-VI-VII. Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially completed in 1996. Once constructed, this property became known as the Holcomb Bridge Property.

Condensed financial information for Fund II and Fund II-OW as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets		Total Liabilities			Total Equity
	December 31, 2003	December 31, 2002	December 31, 2003		December 31, 2002	December 31, 2003	December 31, 2002
Fund II and Fund II-OW	$18,602,184	$18,947,457	$4,876,601		$3,399,154	$13,725,583	$15,548,303

	Total Revenues				Net (Loss) Income
	For The Years Ended December 31,				For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001
Fund II and Fund II-OW	$314,592	$(210,433)	$1,677,167	(i)	$(523,184)	$(1,154,866)	$944,323

(i)	Amounts have been restated to reflect tenant reimbursements of $27,750 for Fund II and Fund II-OW as revenues for the twelve months ended December 31, 2001, which was previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

Condensed financial information for the joint ventures in which Fund II and Fund II-OW owned interests as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Fund I-II Tucker Associates	$5,257,472	$8,497,951	$873,702	$983,551	$4,383,770	$7,514,400
Fund I-II-IIOW-VI-VII Associates	0	41,705	0	41,705	0	0
Fund II-III Associates	11,151,956	11,699,828	466,419	772,915	10,685,537	10,926,913

	$16,409,428	$20,239,484	$1,340,121	$1,798,171	$15,069,307	$18,441,313

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

	Total Revenues				(Loss) Income From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For The Years Ended December 31,				For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2003	2002	2001(i)		2003	2002	2001	2003	2002	2001	2003	2002	2001
Fund I-II Tucker Associates	$730,036	$892,811	$922,770		$(108,029)	$4,546	$8,396	$375,875	$176,145	$226,474	$267,846	$180,691	$234,870
Fund I-II-IIOW-VI-VII Associates	0	141,151	2,753,538		0	122,682	2,254,953	0	0	0	0	122,682	2,254,953
Fund II-III Associates	2,043,572	1,038,698	2,075,513	(ii)	236,186	(591,740)	46,041	0	0	0	236,186	(591,740)	46,041

	$2,773,608	$2,072,660	$5,751,821		$128,157	$(464,512)	$2,309,390	$375,875	$176,145	$226,474	$504,032	$(288,367)	$2,535,864

(i)	Amounts have been restated to reflect tenant reimbursements of $104,898 for Fund I-II Tucker Associates, and $296,923 for Fund II-III Associates as revenues for the twelve months ended December 31, 2001, which were previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

(ii)	The Partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income of joint ventures, which is classified as revenue.

Condensed financial information for the joint venture in which the Partnership holds an interest through its ownership in Fund II-III Associates as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Fund II-III-VI-VII Associates	$5,065,573	$4,976,432	$117,402	$135,338	$4,948,171	$4,841,094

	Total Revenues				Net Income (ii)
	For The Years Ended December 31,				For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001
Fund II-III-VI-VII Associates	$720,436	$714,631	$962,601	(i)	$210,044	$169,386	$263,092

(i)	Amounts have been restated to reflect tenant reimbursements of $114,438 for Fund II-III-VI-VII Associates as revenues for the twelve months ended December 31, 2001, which was previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures or the Partnership (see Note 1).

(ii)	The partnership’s share of income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income of joint ventures, which is classified as revenue.

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

4.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net (loss) income to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Financial statement net income (loss)	$(28,541)	$(61,423)	$50,154
Increase (decrease) in net income resulting from:
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	(219)	1,011	0
Bad debts	(351)	4,921	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	25,525	26,315	29,902
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(4,351)	(8,788)	2,771
Rental income recognized for income tax purposes (less than) in excess of amounts for financial reporting purposes	9,755	(4,587)	978
Gain on sale of property for income tax purposes	(11,156)	0	(43,171)
Involuntary conversion for income tax purposes	0	0	0
Meals and entertainment	0	30	87

Income tax basis net income	$(9,338)	$(42,521)	$40,721

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Financial statement partners’ capital	$992,671	$1,021,212	$1,082,635
Increase (decrease) in partners’ capital resulting from:
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	792	1,011	0
Bad debts	4,570	4,921	0
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	252,761	227,236	200,921
Joint venture change in ownership	(1,427)	(1,427)	(1,427)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	21,728	26,079	34,867
Accumulated rental income accrued for financial reporting in excess of amounts for income tax purposes	(168)	(9,923)	(5,335)
Partnership distributions payable	0	0	0
Other (Includes Meals & Entertainment)	(2,978)	(2,978)	(3,008)
Gain on sale of property for income tax purposes	(54,327)	(43,171)	(43,171)

Income tax basis partners’ capital	$1,213,622	$1,222,960	$1,265,482

WELLS REAL ESTATE FUND II-OW

                                                                       (A Georgia Public Limited Partnership)

5.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2003 and 2002:

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues	$0	$0	$0	$43
Net loss	(5,960)	(3,275)	(7,938)	(11,368)
Net loss allocated to Class A limited partners	(5,960)	(3,275)	(7,938)	(11,368)
Net loss per Class A limited partner unit outstanding	$(0.98)	$(0.54)	$(1.31)	$(1.88)
Distribution per Class A limited partner unit outstanding	0.00	0.00	0.00	0.00

	2002 Quarters Ended
	March 31	June 30	September 30	December 31
Revenues (a)	$0	$0	$79	$0
Net loss (a)	(22,172)	(15,075)	(8,824)	(15,352)
Net loss allocated to Class A limited partners (a)	(22,172)	(15,075)	(8,824)	(15,352)
Net loss per Class A limited partner unit outstanding	$(3.65)	$(2.80)	$(2.45)	$(1.23)
Distribution per Class A limited partner unit outstanding	$0.00	$0.00	$0.00	$0.00

(a)	These amounts have been restated to reflect the impact of adjustments to straight-line rental revenues identified during the fourth quarter of 2002 of $(29), $1,871, and $6,043 for the first, second, and third quarters of 2002, respectively.

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund I and Fund II Tucker:

We have audited the accompanying balance sheets of Fund I and Fund II Tucker, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund I and Fund II Tucker at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$2,292,078	$3,260,887
Building and improvements, less accumulated depreciation of $3,444,465 and $4,825,663 at December 31, 2003 and 2002, respectively	2,707,270	4,861,259

Total real estate assets	4,999,348	8,122,146
Cash and cash equivalents	123,817	188,981
Other assets, net	58,459	121,340
Accounts receivable, net	75,848	65,484

Total assets	$5,257,472	$8,497,951

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Due to affiliates	$757,768	$730,679
Partnership distributions payable	31,854	158,787
Accounts payable, accrued expenses, and refundable security deposits	61,462	94,085
Deferred rent	22,618	0

Total liabilities	873,702	983,551

Partners’ capital:
Wells Real Estate Fund I	2,263,584	3,900,488
Fund II and Fund II-OW	2,120,186	3,613,912

Total partners’ capital	4,383,770	7,514,400

Total liabilities and partners’ capital	$5,257,472	$8,497,951

See accompanying notes.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$728,871	$890,376	$921,259
Interest income	1,165	2,435	1,511

	730,036	892,811	922,770

Expenses:
Operating costs	360,069	350,538	398,270
Depreciation	293,130	331,622	335,346
Management and leasing fees	95,375	95,905	101,023
Joint Venture administration	49,607	47,311	44,514
Legal and accounting	39,294	28,745	15,757
Bad debt expense	590	34,144	19,464

	838,065	888,265	914,374

Net (loss) income from continuing operations	(108,029)	4,546	8,396

Discontinued operations:
Operating income	82,948	176,145	226,474
Gain on disposition	292,927	0	0

Income from discontinued operations	375,875	176,145	226,474

Net income	$267,846	$180,691	$234,870

Net income allocated to Wells Real Estate Fund I	$139,039	$99,543	$129,390

Net income allocated to Fund II and Fund II-OW	$128,807	$81,148	$105,480

See accompanying notes.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund I	Fund II and Fund II-OW	Total Partners’ Capital
Balance, December 31, 2000	$4,337,149	$3,894,846	$8,231,995

Net income	129,390	105,480	234,870
Partnership distributions	(295,671)	(199,406)	(495,077)

Balance, December 31, 2001	4,170,868	3,800,920	7,971,788

Net income	99,543	81,148	180,691
Partnership distributions	(369,923)	(268,156)	(638,079)

Balance, December 31, 2002	3,900,488	3,613,912	7,514,400

Net income	139,039	128,807	267,846
Partnership distributions	(1,775,943)	(1,622,533)	(3,398,476)

Balance, December 31, 2003	$2,263,584	$2,120,186	$4,383,770

See accompanying notes.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net (loss) income from continuing operations	$(108,029)	$4,546	$8,396

Adjustments to reconcile net (loss) income from continuing operations to net cash provided by continuing operations:
Depreciation	293,130	331,622	335,346
Amortization deferred lease acquisition costs	3,726	37,764	22,228
Changes in assets and liabilities:
Other assets, net	42,031	(7,037)	484
Accounts receivable, net	(80,097)	38,377	118,917
Accounts payable, accrued expenses, and refundable security deposits	5,947	14,246	10,740
Deferred rent	24,507	0	0
Due to affiliates	27,089	44,215	53,702

Total adjustments	316,333	459,187	541,417

Net cash provided by continuing operations	208,304	463,733	549,813
Net cash provided by discontinued operations	92,329	306,668	374,972

Net cash provided by operating activities	300,633	770,401	924,785

Cash flows from investing activities:
Investment in real estate	(45,660)	(76,889)	(270,942)
Net proceeds from the sale of real estate	3,207,708	0	0
Payments of deferred lease acquisition costs	(2,436)	(14,630)	(49,624)

Net cash provided by (used in) investing activities	3,159,612	(91,519)	(320,566)

Cash flows from financing activities:
Distributions to joint venture partners	(3,525,409)	(642,876)	(568,483)

Net (decrease) increase in cash and cash equivalents	(65,164)	36,006	35,736
Cash and cash equivalents, beginning of year	188,981	152,975	117,239

Cash and cash equivalents, end of year	$123,817	$188,981	$152,975

Supplemental disclosure of noncash activities:
Partnership distributions payable	$31,854	$158,787	$163,584

Write-off of fully depreciated real estate assets	$0	$0	$17,169

Write-off of fully amortized deferred leasing costs and procurement fees	$86,530	$0	$104,484

See accompanying notes.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On December 10, 1986, Wells Real Estate Fund I (“Wells Fund I”) and Fund II and Fund II-OW entered into a joint venture agreement to create Fund I and Fund II Tucker (the “Joint Venture”). Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”). The general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW are Leo F. Wells, III and Wells Capital, Inc.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. During 2003, 2002, and 2001, the Joint Venture owned 100% interest in Heritage Place, a retail shopping and commercial office complex located in Tucker, Georgia.

On April 7, 2003, the Joint Venture sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Joint Venture received net proceeds of $3,207,708 and recognized a gain of $293,000.

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund I and Wells Fund II and Wells Fund II-OW in accordance with their respective ownership interests of 52% and 48%. Distributions of net cash from operations are distributed to Wells Fund I and Fund II and Fund II-OW on a quarterly basis.

Real Estate Assets

Real estate assets are stated at cost less accumulated depreciation. Major improvements and betterments are capitalized when they extend the useful lives of the related assets. All repairs and maintenance expenditures are

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

expensed as incurred. Depreciation for buildings and improvements is calculated using the straight-line method over 25 years. Tenant improvements are amortized over the life of the related lease or real estate asset.

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets, net

Other assets, net, as of December 31, 2003 and 2002 are comprised of the following items:

	2003	2002
Refundable security deposits	$29,642	$71,673
Deferred leasing costs, net	28,817	49,667

Total	$58,459	$121,340

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, are presented net of accumulated amortization of $29,679 and $133,567 as of December 31, 2003 and 2002, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund such balances to the tenants upon the expiration of the lease term.

Accounts Receivable, Net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and would provide for allowances should such balances, or a portion thereof, be deemed uncollectible. Allowances of $19,535 and $31,031 are included in accounts receivable, net, as of December 31, 2003 and 2002, respectively.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund I and Wells Fund II and Wells Fund II-OW are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Wells Fund I, Wells Fund II and Wells Fund II-OW entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $50,744, $94,023, and $113,788 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $39,396, $36,227, and $29,389, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund I, Wells Fund II and Wells Fund II-OW are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

3.	DISCONTINUED OPERATIONS

SFAS No. 144 requires, among other things, that the operating results of real estate assets sold or held for sale subsequent to January 1, 2002 be included in discontinued operations in the statement of income for all periods presented. On April 7, 2003, the Joint Venture sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises. The results of discontinued operations of the retail portion of Heritage Place included in the accompanying statements of income are summarized below:

	2003	2002	2001
Total property revenues	$122,985	$439,500	$511,247	(i)

Operating costs-rental property	23,277	106,462	105,600	(i)
Depreciation	9,381	130,523	148,498
Management and leasing fees	7,379	26,370	30,675

Total expenses	40,037	263,355	284,773

Operating income	82,948	176,145	226,474
Gain on disposition	292,927	0	0

Income from discontinued operations	$375,875	$176,145	$226,474

(i)	Amounts have been restated to reflect tenant reimbursements of $104,898 as revenues for the twelve months ended December 31, 2001, which were previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Venture (see Note 1).

4.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2003 as follows:

Year ending December 31:
2004	$573,731
2005	420,129
2006	323,640
2007	217,496
2008	144,426
Thereafter	141,509

$1,820,931

One tenant contributed 14% of rental income for the year ended December 31, 2003. In addition, two tenants will contribute approximately 39% and 12% of future minimum rental income.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

SCHEDULE III  –  REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Amount at Which Carried at December 31, 2003				Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (b)
Description		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
HERITAGE PLACE (a)	None	$2,756,378	$0	$5,687,435	$2,292,078	$6,151,735	$0	$8,443,813	$3,444,465	1987	9/04/86	20 to 25 years

(a)	Heritage Place is a commercial office complex located in Tucker, Georgia. The retail portion of this property was sold on April 7, 2003.

(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND I AND FUND II TUCKER

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$12,617,147	$3,896,842

2001 additions	270,941	483,844
2001 disposals	(17,168)	(17,168)

BALANCE AT DECEMBER 31, 2001	12,870,920	4,363,518

2002 additions	76,889	462,145

BALANCE AT DECEMBER 31, 2002	12,947,809	4,825,663

2003 additions	45,660	293,130
2003 disposals	(4,549,656)	(1,674,328)

BALANCE AT DECEMBER 31, 2003	$8,443,813	$3,444,465

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund II and Fund II-OW:

We have audited the accompanying balance sheets of Fund II and Fund II-OW, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund II-OW at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND II AND FUND II-OW

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$1,367,856	$1,367,856
Building and improvements, less accumulated depreciation of $4,438,122 and $4,077,790 at December 31, 2003 and 2002, respectively	3,351,644	3,711,976

Total real estate assets	4,719,500	5,079,832
Investment in Joint Ventures	8,896,922	10,543,898
Cash and cash equivalents	4,856,041	3,176,554
Due from Joint Ventures	129,721	147,173

Total assets	$18,602,184	$18,947,457

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Partnership distributions payable	$4,869,179	$3,270,143
Accounts payable and accrued expenses	7,422	129,011

Total liabilities	4,876,601	3,399,154

Partners’ capital:
Wells Real Estate Fund II	12,996,755	14,721,865
Wells Real Estate Fund II-OW	728,828	826,438

Total partners’ capital	13,725,583	15,548,303

Total liabilities and partners’ capital	$18,602,184	$18,947,457

See accompanying notes.

FUND II AND FUND II-OW

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF (LOSS) INCOME

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Equity in income (loss) of Joint Ventures	$276,700	$(211,352)	$1,365,921
Interest income	31,944	108	2,139
Other income	5,948	0	0
Reimbursement income	0	811	27,750
Rental income	0	0	281,357

	314,592	(210,433)	1,677,167

Expenses:
Depreciation	360,332	360,972	357,699
Operating costs	243,464	259,758	202,383
Joint Venture administration	115,855	104,474	80,246
Legal and accounting	95,527	99,862	49,619
Computer costs	11,798	10,893	19,763
Management and leasing fees	10,800	0	23,134
Other expenses	0	108,474	0

	837,776	944,433	732,844

Net (loss) income	$(523,184)	$(1,154,866)	$944,323

Net (loss) income allocated to Wells Real Estate Fund II	$(495,403)	$(1,093,364)	$894,179

Net (loss) income allocated to Wells Real Estate Fund II-OW	$(27,781)	$(61,502)	$50,144

See accompanying notes.

FUND II AND FUND II-OW

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Wells Real Estate Fund II	Wells Real Estate Fund II-OW	Total Partners’ Capital
Balance, December 31, 2000	$19,280,727	$1,082,280	$20,363,007
Net income	894,179	50,144	944,323
Partnership contributions	60,001	3,363	63,364
Partnership distributions	(1,183,793)	(66,384)	(1,250,177)

Balance, December 31, 2001	19,051,114	1,069,403	20,120,517

Net loss	(1,093,364)	(61,502)	(1,154,866)
Partnership contributions	1,213,516	66,991	1,280,507
Partnership distributions	(4,449,401)	(248,454)	(4,697,855)

Balance, December 31, 2002	14,721,865	826,438	15,548,303

Net loss	(495,403)	(27,781)	(523,184)
Partnership contributions	283,597	15,903	299,500
Partnership distributions	(1,513,304)	(85,732)	(1,599,036)

Balance, December 31, 2003	$12,996,755	$728,828	$13,725,583

See accompanying notes.

FUND II AND FUND II-OW

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net (loss) income	$(523,184)	$(1,154,866)	$944,323

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	360,332	360,972	357,699
Equity in (income) loss of Joint Ventures	(276,700)	211,352	(1,365,921)
Changes in assets and liabilities:
Due from affiliates	17,452	2,613	0
Prepaid expenses and other assets	0	0	8,234
Accounts payable and accrued expenses	(121,589)	122,750	1,172

Total adjustments	(20,505)	697,687	(998,816)

Net cash used in operating activities	(543,689)	(457,179)	(54,493)

Cash flows from investing activities:
Investment in real estate assets	0	(8,648)	(10,000)
Contribution to Joint Ventures	(70,000)	(1,200,498)	0
Distributions received from Joint Ventures	1,993,676	5,225,608	1,365,311

Net cash provided by investing activities	1,923,676	4,016,462	1,355,311

Cash flows from financing activities:
Contributions received from partners	299,500	1,280,507	63,364
Distributions to partners	0	(1,687,780)	(1,484,369)

Net cash provided by (used in) financing activities	299,500	(407,273)	(1,421,005)

Net increase (decrease) in cash and cash equivalents	1,679,487	3,152,010	(120,187)
Cash and cash equivalents, beginning of year	3,176,554	24,544	144,731

Cash and cash equivalents, end of year	$4,856,041	$3,176,554	$24,544

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Due from Joint Ventures	$129,721	$147,173	$241,954

Partnership distributions payable	$1,599,036	$3,270,143	$260,068

See accompanying notes.

FUND II AND FUND II-OW

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2002, AND 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

In March 1998, Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”) entered into a joint venture agreement to create Fund II and Fund II-OW (the “Joint Venture”). The general partners of Wells Fund II and Wells Fund II-OW are Leo F. Wells, III and Wells Capital, Inc.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. During the periods presented, the Joint Venture owned 100% of Louis Rose Building, an office building located in Charlotte, North Carolina.

Additionally, during the periods presented, the Joint Venture owned interests in the following five properties through interests in the affiliated joint ventures listed below (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	1. Cherokee Commons* A retail shopping center located in Cherokee County, Georgia

Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW	2. Heritage Place A commercial office complex located in Tucker, Georgia

Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas 4. Brookwood Grill A restaurant located in Fulton County, Georgia

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property An office/retail center located in Roswell, Georgia

*	On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold the Cherokee Commons property to an unrelated third-party. This sale resulted in a total gain of approximately $1,725,000 and net proceeds of $8,414,089, of which approximately $963,000 and $4,516,000, respectively, are attributable to the Joint Venture.

Investment in Joint Ventures

The Joint Venture does not have control over the operations of its investments in the Joint Ventures; however, it does exercise significant influence. Accordingly, investments in the Joint Ventures are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture.

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

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Wells Fund II and Wells Fund II-OW in accordance with their respective ownership interests of 95% and 5%. Net cash from operations is distributed to Wells Fund II and Wells Fund II-OW on a quarterly basis.

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

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

FUND II AND FUND II-OW

                                                                                     (A Georgia Joint Venture)

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The general and limited partners of Wells Fund II and Wells Fund II-OW are required to include their respective shares of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures as of December 31, 2003 and 2002 represents the Joint Venture’s share of cash to be distributed from the Joint Ventures for the fourth quarters of 2003 and 2002, respectively.

Wells Fund II and Wells Fund II-OW entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund II and Wells Fund II-OW. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture generally pays Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $104,163, $98,661, and $199,887 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among theses entities based on estimates of the time spent on each entity by individual personnel. During 2003, 2002, and 2001, Fund II and Fund II-OW reimbursed $146,484, $182,084, and $126,826, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund II and Wells Fund II-OW are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

3.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Fund II and Fund II-OW’s investment in Joint Ventures for the years ended December 31, 2003 and 2002 are summarized as follows:

	2003	2002
Investment in Joint Ventures, beginning of year	$10,543,898	$14,688,192
Equity in income of Joint Ventures	276,700	(211,352)
Contribution to Joint Ventures	70,000	1,200,498
Distributions from Joint Ventures	(1,993,676)	(5,133,440)

Investment in Joint Ventures, end of year	$8,896,922	$10,543,898

FUND II AND FUND II-OW

                                                                                     (A Georgia Joint Venture)

Fund II and Fund II-OW’s investment and percentage ownership in Joint Ventures as of December 31, 2003 and 2002 are summarized as follows:

	2003		2002
	Amount	Percent	Amount	Percent
Fund I-II Tucker Associates	$2,120,186	48%	$3,613,912	48%
Fund II-III Associates	6,776,736	63	6,929,986	63

	$8,896,922		$10,543,898

The following are descriptions of the joint ventures in which Fund II and Fund II-OW has investments.

Fund I-II-IIOW-VI-VII Associates

Fund I-II-IIOW-VI-VII Associates was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons for net proceeds of $8,414,089 and recognized a gain of $1,725,015 on the sale of which approximately $4,516,000 and $963,000 were allocated to the Joint Venture, respectively.

Fund I-II Tucker Associates

On December 10, 1986, Fund I-II Tucker Associates was created for the purpose of investing in commercial real estate properties. Fund I-II Tucker Associates developed and constructed a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet and located in Tucker, DeKalb County, Georgia. On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, net sales proceeds of approximately $1,543,000 and a gain of approximately $141,000 were allocated to the Joint Venture.

Fund II-III Associates

On April 3, 1989, Fund II-III Associates was created for the purposes of developing, constructing, operating and selling commercial and industrial real properties. In April 1989, Fund II-III Associates acquired Boeing at the Atrium property, a four-story office building located in Houston Texas. In 1991, Fund II and Fund II-OW contributed its interest in a 5.8-acre parcel of land known as the Brookwood Property located in Roswell, Georgia, to Fund II-III Associates. A restaurant was developed on 1.5 acres of the Brookwood Property and is currently operating as the Brookwood Grill restaurant. During 1995, the remaining 4.3 acres of the Brookwood Property was transferred at cost to the Fund II-III-VI-VII Associates. Fund II-III Associates investment in this transferred parcel of the Brookwood Property was $1,134,506 at December 31, 2003, which represents a 24% interest for each year.

Fund II-III-VI-VII Associates

During 1995, the remaining 4.3 acres of the Brookwood Property was transferred at cost to Fund II-III-VI-VII Associates. Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially completed in 1996. Once constructed, this property became known as the Holcomb Bridge Property.

FUND II AND FUND II-OW

                                                                                     (A Georgia Joint Venture)

Condensed financial information for the Joint Ventures as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001 follows:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Fund I-II Tucker Associates	$5,257,472	$8,497,951	$873,702	$983,551	$4,383,770	$7,514,400
Fund I-II-IIOW-VI-VII Associates*	0	41,705	0	41,705	0	0
Fund II-III Associates	11,151,956	11,699,828	466,419	772,915	10,685,537	10,926,913

	$16,409,428	$20,239,484	$1,340,121	$1,798,171	$15,069,307	$18,441,313

*	Fund I-II-IIOW-VI-VII Associates was liquidated during the fourth quarter of 2002.

	Total Revenues				(Loss) Income From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For The Years Ended December 31,				For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001	2003	2002	2001	2003	2002	2001
Fund I-II Tucker Associates	$730,036	$892,811	$922,770	(i)	$(108,029)	$4,546	$8,396	$375,875	$176,145	$226,474	$267,846	$180,691	$234,870
Fund I-II-IIOW-VI-VII Associates	0	141,151	2,753,538		0	122,682	2,254,953	0	0	0	0	122,682	2,254,953
Fund II-III Associates	2,043,572	1,038,698	2,075,513	(i)	236,186	(591,740)	46,041	0	0	0	236,186	(591,740)	46,041

	$2,773,608	$2,072,660	$5,751,821		$128,157	$(464,512)	$2,309,390	$375,875	$176,145	$226,474	$504,032	$(288,367)	$2,535,864

(i)	Amounts have been restated to reflect tenant reimbursements of $104,898 for Fund I-II Tucker Associates, and $296,923 for Fund II-III Associates as revenues for the twelve months ended December 31, 2001, which were previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures (see Note 1).

Condensed financial information for the joint venture in which Fund II-III Associates holds an interest as of December 31, 2003 and 2002, and for the years ended December 31, 2003, 2002, and 2001 follows:

	Total Assets		Total Liabilities		Total Equity
	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002	December 31, 2003	December 31, 2002
Fund II-III-VI-VII Associates	$5,065,573	$4,976,432	$117,402	$135,338	$4,948,171	$4,841,094

	Total Revenues				Net Income (ii)
	For The Years Ended December 31,				For The Years Ended December 31,
	2003	2002	2001		2003	2002	2001
Fund II-III-VI-VII Associates	$720,436	$714,631	$962,601	(i)	$210,044	$169,386	$263,092

(i)	Amounts have been restated to reflect tenant reimbursements of $114,438 for Fund II-III-VI-VII Associates as revenues for the twelve months ended December 31, 2001, which was previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Ventures (see Note 1).

(ii)	Income earned from its investment in Fund II-III-VI-VII Associates is recorded by Fund II-III Associates as equity in income of joint ventures, which is classified as revenue.

FUND II AND FUND II-OW

                                                                                     (A Georgia Joint Venture)

4.	RENTAL INCOME

The Louis Rose Building has remained vacant following the expiration of the lease for Louis Rose, the previous sole tenant of this property, on April 30, 2001.

FUND II AND FUND II-OW

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

		Initial Cost			Gross Amount at Which Carried at December 31, 2003
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (b)
LOUIS ROSE BUILDING (a)	None	$1,282,500	$7,267,500	$0	$1,367,856	$7,789,766	$0	$9,157,622	$4,438,122	1987	5/09/88	20 to 25 years

(a)	The Louis Rose Building is a two-story office building located in Charlotte, North Carolina.

(b)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND II AND FUND II-OW

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$9,138,974	$3,359,117

2001 additions	10,000	357,701

BALANCE AT DECEMBER 31, 2001	9,148,974	3,716,818

2002 additions	8,648	360,972

BALANCE AT DECEMBER 31, 2002	9,157,622	4,077,790

2003 additions	0	360,332

BALANCE AT DECEMBER 31, 2003	$9,157,622	$4,438,122

REPORT OF INDEPENDENT AUDITORS

The Partners

Fund II and Fund III Associates:

We have audited the accompanying balance sheets of Fund II and Fund III Associates, a Georgia joint venture, as of December 31, 2003 and 2002, and the related statements of income (loss), partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund III Associates at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Ernst & Young LLP

Atlanta, Georgia

February 18, 2004

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

ASSETS

	2003	2002
Real estate assets, at cost:
Land	$2,249,966	$2,249,966
Building and improvements, less accumulated depreciation of $9,834,673 and $9,082,028 at December 31, 2003 and 2002, respectively	6,319,327	6,742,440

Total real estate assets	8,569,293	8,992,406
Investment in Fund II, III, VI and VII Associates	1,159,595	1,134,506
Accounts receivable	501,336	508,540
Cash and cash equivalents	472,188	593,655
Prepaid expenses and other assets, net	436,851	449,114
Due from Fund II, III, VI and VII Associates	12,693	21,607

Total assets	$11,151,956	$11,699,828

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and refundable security deposits	$278,872	$542,788
Partnership distributions payable	185,741	106,452
Deferred rent	1,806	123,675

Total liabilities	466,419	772,915

Partners’ capital:
Fund II and Fund II-OW	6,776,735	6,929,986
Wells Real Estate Fund III, L.P.	3,908,802	3,996,927

Total partners’ capital	10,685,537	10,926,913

Total liabilities and partners’ capital	$11,151,956	$11,699,828

See accompanying notes.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF INCOME (LOSS)

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Revenues:
Rental income	$1,951,616	$912,106	$1,704,954
Equity in income of Fund II, III, VI and VII Associates	49,213	40,771	63,326
Reimbursement income	41,988	84,091	296,923
Other income	755	1,730	10,310

	2,043,572	1,038,698	2,075,513

Expenses:
Operating costs	749,198	646,988	885,680
Depreciation	752,645	702,105	828,677
Management and leasing fees	212,285	167,621	219,651
Legal and accounting	36,304	37,794	12,512
Joint Venture administration	51,954	106,966	51,916
Bad debt expense	5,000	(31,036)	31,036

	1,807,386	1,630,438	2,029,472

Net income (loss)	$236,186	$(591,740)	$46,041

Net income (loss) allocated to Fund II and Fund II-OW	$147,893	$(361,015)	$30,115

Net income (loss) allocated to Wells Real Estate Fund III, L.P.	$88,293	$(230,725)	$15,926

See accompanying notes.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	Fund II and Fund II-OW	Wells Real Estate Fund III, L.P.	Total Partners’ Capital
Balance, December 31, 2000	6,867,280	3,952,432	10,819,712

Net income	30,115	15,926	46,041
Partnership distributions	(630,805)	(392,274)	(1,023,079)

Balance, December 31, 2001	6,266,590	3,576,084	9,842,674

Net loss	(361,015)	(230,725)	(591,740)
Partnership contributions	1,200,499	757,898	1,958,397
Partnership distributions	(176,088)	(106,330)	(282,418)

Balance, December 31, 2002	6,929,986	3,996,927	10,926,913

Net income	147,893	88,293	236,186
Partnership contributions	70,000	39,787	109,787
Partnership distributions	(371,144)	(216,205)	(587,349)

Balance, December 31, 2003	$6,776,735	$3,908,802	$10,685,537

See accompanying notes.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2003, 2002, AND 2001

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$236,186	$(591,740)	$46,041

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	752,645	702,105	828,677
Amortization of deferred lease acquisition costs	98,537	102,517	95,313
Equity in income of Fund II, III, VI and VII Associates	(49,213)	(40,771)	(63,326)
Changes in assets and liabilities:
Accounts receivable	7,204	(494,267)	47,643
Prepaid expenses and other assets, net	0	46,713	(47,712)
Accounts payable and refundable security deposits	(263,916)	563,545	(5,983)
Deferred rent	(121,869)
Due to affiliates	0	0	(917)

Total adjustments	423,388	879,842	853,695

Net cash provided by operating activities	659,574	288,102	899,736
Cash flows from investing activities:
Distributions received from Fund II, III, VI and VII Associates	42,411	127,276	195,783
Payment of deferred lease acquisition costs	(86,274)	(516,202)	0
Investment in Fund II, III, VI and VII Associates	(9,373)	0	0
Investment in real estate assets	(329,532)	(1,089,770)	(73,696)

Net cash (used in) provided by investing activities	(382,768)	(1,478,696)	122,087
Cash flows from financing activities:
Contributions from joint venture partners	109,787	1,958,397	0
Distributions to joint venture partners	(508,060)	(408,374)	(1,085,426)

Net cash (used in) provided by financing activities	(398,273)	1,550,023	(1,085,426)
Net (decrease) increase in cash and cash equivalents	(121,467)	359,429	(63,603)
Cash and cash equivalents, beginning of year	593,655	234,226	297,829

Cash and cash equivalents, end of year	$472,188	$593,655	$234,226

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Due from Fund II, III, VI and VII Associates	$12,693	$21,607	$32,501

Partnership distributions payable	$185,741	$106,452	$232,408

Write-off of fully amortized deferred leasing costs	$0	$54,351	$0

See accompanying notes.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003, 2003, and 2001

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Business

On April 3, 1989, Fund II and Fund II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P. (“Wells Fund III”) known as Fund II and Fund III Associates (the “Joint Venture”) for the purpose of investing in commercial and industrial real properties. Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”).

In April 1989, the Joint Venture acquired Boeing at the Atrium property, a four-story office building located in Houston Texas. In 1991, Fund II and Fund II-OW contributed its interest in a 5.8-acre of land known as the Holcomb Bridge Property located in Roswell, Georgia, to the Joint Venture. A restaurant was developed on 1.5 acres of the Holcomb Bridge Property and is currently operating as the Brookwood Grill restaurant. During 1995, the remaining 4.3 acres of the Holcomb Bridge Property were transferred at cost to the Fund II, III, VI and VII Associates, a joint venture partnership between the Joint Venture, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), and Wells Real Estate Fund VII, L.P. (“Wells Fund VII”). The general partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership.

Investment in Fund II, III, VI and VII Associates

The Joint Venture does not have control over the operations of Fund II, III, VI and VII Associates; however, it does exercise significant influence. Accordingly, the Joint Venture’s investments in Fund II, III, VI and VII Associates are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

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

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, all income and distributions are allocated to Fund II and Fund II-OW and Wells Fund III in accordance with their respective ownership interests of 63% and 37%, respectively. Net cash from operations is distributed to the joint venture partners on a quarterly basis.

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

Effective January 1, 2002, the Joint Venture adopted the Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS 144”), which supersedes Statement of Financial Accounting Standards No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and Accounting Principles Board No. 30 “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual or Infrequently Occurring Events or Transactions,” with regard to impairment assessment and discontinued operations, respectively. Under this accounting standard, management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. Management has determined that there has been no impairment in the carrying value of real estate assets held by the Joint Venture to date.

Accounts Receivable

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. No such allowances have been recorded as of December 31, 2003 or 2002.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Prepaid Expenses and Other Assets, net

Prepaid expenses and other assets, net, as of December 31, 2003 and 2002 is comprised of the following balances:

	2003	2002
Deferred leasing costs, net	$435,851	$448,114
Refundable security deposits	1,000	1,000

Total	$436,851	$449,114

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

Deferred leasing costs, net, reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs, net, include accumulated amortization of $615,347 and $516,810 as of December 31, 2003 and 2002, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable, accrued expenses and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or will refund remaining balances to the tenants upon the expiration of their lease term.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

2.	RELATED-PARTY TRANSACTIONS

Due from Fund II, III, VI and VII Associates represents the Joint Venture’s share of cash to be distributed from Fund II, III, VI and VII Associates for the fourth quarters of 2003 and 2002, respectively.

Wells Fund II, Wells Fund II-OW and Wells Fund III entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III. In consideration for management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $113,747, $65,103, and $118,188 for the years ended December 31, 2003, 2002, and 2001, respectively, which are payable to Wells Management.

Wells Capital, Inc., an affiliate of the General Partners, and its affiliates perform certain administrative services for the Partnership, such as accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2003, 2002, and 2001, the Joint Venture reimbursed $47,402, $88,067, and $44,995, respectively, to Wells Capital, Inc. and its affiliates for these services.

The general partners of Wells Fund II, Wells Fund II-OW and Wells Fund III are also general partners of other Wells Real Estate Funds. As such, there may exist conflicts of interest where the general partners in their capacity as general partners of other Wells Real Estate Funds may be in competition with the Joint Venture for tenants in similar geographic markets.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

3.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2003 follows:

Year ending December 31:
2004	$2,070,952
2005	2,076,628
2006	2,082,436
2007	2,088,400
2008	714,289
Thereafter	847,558

$9,880,263

Two tenants contributed 89% and 11% of rental income for the year ended December 31, 2003. Two tenants will Contribute 79% and 21% of future minimum rental income.

4.	INVESTMENT IN FUND II, III, VI AND VII ASSOCIATES

The Joint Venture’s investment in Fund II, III, VI and VII Associates for the years ended December 31, 2003 and 2002 are summarized as follow:

	2003	2002
Investment in Fund II, III, VI and VII Associates, beginning of year	$1,134,506	$1,210,117
Equity in income of Fund II, III, VI and VII Associates	49,213	40,771
Contributions to Fund II, III, VI and VII Associates	9,373	0
Distributions from Fund II, III, VI and VII Associates	(33,497)	(116,382)

Investment in Fund II, III, VI and VII Associates, end of year	$1,159,595	$1,134,506

The Joint Venture’s investment and percentage ownership in Fund II, III, VI and VII Associates as of December 31, 2003 and 2002 are summarized as follows:

2003		2002
Amount	Percent	Amount	Percent
$1,159,595	23	$1,134,506	23

Fund II-III-VI-VII Associates

During 1995, 4.3 acres of land located in Roswell, Georgia, was transferred at cost to Fund II-III-VI-VII Associates. Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially complete in 1996. Once constructed, this property became known as the Holcomb Bridge Property.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

The following information summarizes the financial position of Fund II, III, VI and VII Associates as of December 31, 2003 and 2002, and the results of operations for the years ended December 31, 2003, 2002, and 2001:

	Total Assets		Total Liabilities			Total Equity
	2003	2002	2003		2002	2003	2002
Fund II, III, VI and VII Associates	$5,048,125	$4,976,432	$99,953		$135,338	$4,948,172	$4,841,094

	Total Revenues				Net Income
	2003	2002	2001		2003	2002	2001
Fund II, III, VI and VII Associates	$720,436	$714,630	$962,601	(i)	$210,044	$169,386	$263,092

(i)	Amounts have been restated to reflect tenant reimbursements of $114,438 for Fund II, III, VI and VII Associates as revenues for the twelve months ended December 31, 2001, which was previously recorded as a reduction of expenses. This change in presentation has no impact on the financial position, net income, or cash flows of the Joint Venture (see Note 1).

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

		Initial Cost			Gross Amount at Which Carried at December 31, 2003
Description	Encumbrances	Land	Buildings and Improvements	Costs Capitalized Subsequent To Acquisition	Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on which Depreciation is Computed (c)
BROOKWOOD GRILL (a)	None	$523,319	$0	$1,494,717	$745,223	$1,272,813	$0	$2,018,036	$604,055	1991	1/31/90	20 to 25 years
BOEING AT THE ATRIUM (b)	None	1,367,000	10,983,000	4,035,930	1,504,743	14,811,553	69,634	16,385,930	9,230,618	1988	4/03/89	20 to 25 years

Total		$1,890,319	$10,983,000	$5,530,647	$2,249,966	$16,084,366	$69,634	$18,403,966	$9,834,673

(a)	Brookwood Grill is a restaurant located in Fulton County, Georgia.

(b)	Boeing at the Atrium is a four-story office building located in Houston, Texas.

(c)	Depreciation lives used for buildings are 25 years. Depreciation lives used for land improvements are 20 years.

FUND II AND FUND III ASSOCIATES

                                                                                     (A Georgia Joint Venture)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2003

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2000	$16,910,968	$7,551,246

2001 additions	73,696	828,676

BALANCE AT DECEMBER 31, 2001	16,984,664	8,379,922

2002 additions	1,089,770	702,106

BALANCE AT DECEMBER 31, 2002	18,074,434	9,082,028

2003 additions	329,532	752,645

BALANCE AT DECEMBER 31, 2003	$18,403,966	$9,834,673