Form 10-Q
period 2004-09-30
WELLS REAL ESTATE FUND II-OW
filed 2004-11-12
CIK 824004

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004 or

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

General economic risks

•	Adverse changes in general or local economic conditions; and

•	Adverse economic conditions affecting the particular industry of one or more tenants in properties owned by our joint ventures.

Real estate risks inherent in properties owned through joint ventures

•	Ability to achieve appropriate occupancy levels resulting in sufficient rental amounts;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants upon lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow or net sale proceeds;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures; and

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any and all closing conditions.

Other operational risks

•	Dependency on Wells Capital, Inc. (“Wells Capital”), our corporate general partner, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Ability to demonstrate compliance with any governmental, tax, real estate, environmental, and zoning law or regulation in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of joint ventures.

WELLS REAL ESTATE FUND II-OW

WELLS REAL ESTATE FUND II-OW

BALANCE SHEETS

ASSETS

	(unaudited) September 30, 2004	December 31, 2003
Investment in Fund II and Fund II-OW (Note 2)	$603,620	$728,828
Cash and cash equivalents	6,411	6,161
Due from Fund II and Fund II-OW	401,612	258,553

Total assets	$1,011,643	$993,542

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable	$871	$871

Partners’ capital:
Limited partners:
Class A—6,062 units outstanding	972,798	992,671
Class B—1,626 units outstanding	37,974	0
General partners	0	0

Total partners’ capital	1,010,772	992,671

Total liabilities and partners’ capital	$1,011,643	$993,542

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
EQUITY IN INCOME (LOSS) OF FUND II AND FUND II-OW (Note 2)	$37,974	$(7,940)	$17,851	$(17,251)
OTHER INCOME	0	2	250	78

NET INCOME (LOSS)	$37,974	$(7,938)	$18,101	$(17,173)

NET LOSS ALLOCATED TO CLASS A LIMITED PARTNERS	$0	$(7,938)	$(19,873)	$(17,173)

NET INCOME ALLOCATED TO CLASS B LIMITED PARTNERS	$37,974	$0	$37,974	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$0.00	$(1.31)	$(3.28)	$(2.83)

CLASS B	$23.35	$0.00	$23.35	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2003

AND NINE MONTHS ENDED SEPTEMBER 30, 2004 (unaudited)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amounts	Units	Amounts
BALANCE, December 31, 2002	6,062	$1,021,212	1,626	$0	$0	$1,021,212

Net loss	0	(28,541)	0	0	0	(28,541)

BALANCE, December 31, 2003	6,062	992,671	1,626	0	0	992,671

Net income (loss)	0	(19,873)	0	37,974	0	18,101

BALANCE, September 30, 2004	6,062	$972,798	1,626	$37,974	$0	$1,010,772

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,101	$(17,173)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity in (income) loss of Fund II and Fund II-OW	(17,851)	17,251
Changes in operating assets and liabilities:
Due from Fund II and Fund II-OW	0	(78)
Accounts payable	0	(1,166)

Total adjustments	(17,851)	16,007

Net cash provided by (used in) operating activities	250	(1,166)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Fund II and Fund II-OW	0	(15,903)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	250	(17,069)

CASH AND CASH EQUIVALENTS, beginning of period	6,161	23,110

CASH AND CASH EQUIVALENTS, end of period	$6,411	$6,041

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Net sale proceeds due from Fund II and Fund II-OW	$131,413	$81,797

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 (unaudited)

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

The Partnership owns indirect interests in all of its real estate assets through a joint venture with Fund II and Fund II-OW, which owns interests in real estate assets both directly and through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW (“Fund II-IIOW Associates”)	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II-IIOW Associates	2. Heritage Place(1) A retail and commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates ”)	• Fund II-IIOW Associates • Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas 4. Brookwood Grill(2) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia

(1)	The retail portion of Heritage Place was sold in April 2003.
(2)	Properties were sold in July 2004.

Each of the aforementioned properties was acquired on an all-cash basis. Approval by the Partnership as well as the other Joint Venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Form 10-K for the year ended December 31, 2003.

On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, net sale proceeds of approximately $82,000 and a gain of approximately $7,000 were allocated to the Partnership.

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates, collectively, sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party for a gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, net proceeds of approximately $77,000 and a gain of approximately $26,000 were allocated to the Partnership. As a result of the sale of the Holcomb Bridge Property, the Partnership received net sale proceeds of approximately $54,000, recognized an immediate gain of approximately $15,000, and recorded a deferred gain of approximately $1,000. The deferred gain represents the Partnership’s pro rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of September 30, 2004, the Partnership had recognized approximately $60 of the deferred gain. Gains on the sales of Brookwood Grill and the Holcomb Bridge Property may be adjusted as additional information becomes available in subsequent periods.

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

Net loss, depreciation, and amortization deductions for each fiscal year are allocated as follows: (a) 99% to the limited partners holding Class B Units and 1% to the General Partners until their capital accounts are reduced to zero; (b) then to partners having positive balances in their respective capital accounts in an amount not to exceed such positive balance; and (c) thereafter, to the General Partners.

Gain on the sale or exchange of the Partnership’s properties will be allocated as follows: (a) first to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then to the limited partners in proportion to and to the extent of the excess of (i) the limited partners’ adjusted capital contribution, plus a cumulative 12% per annum return on their respective adjusted capital contribution, less the sum of all prior distributions of cash flow from operations previously made to such limited partners, over (ii) such limited partners’ capital account balances as of the sale date, subject to the requirement to initially allocate gain on sale to limited partners holding Class B Units until they have been allocated an amount equal to the net cash from operations previously received by limited partners holding Class A Units on a per-unit basis; (c) then to the General Partners in proportion to and to the extent of the excess of (i) the General Partner’s adjusted capital contribution, less the sum of all prior distributions of cash flow from operations previously made to such General Partners, over (ii) such General Partners’ capital account balances as of the sale date; and (d) thereafter, 85% to the limited partners and 15% to the General Partners.

(d)	Distributions of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to the limited partners holding Class A Units until they have received an 8% per annum return on their adjusted capital contributions, as defined. Net cash from operations is then distributed to the limited partners holding Class B Units until they have received an 8% per annum return on their respective adjusted capital contributions, as defined. Any excess net cash from operations would then be distributed to the General Partners until they have received 10% of the total distributions for the year. Thereafter, net cash from operations is distributed 90% to limited partners and 10% to the General Partners.

(e)	Reclassifications

Certain prior year amounts have been reclassified to conform with the current year financial statement presentation.

2.	INVESTMENTS IN JOINT VENTURES

(a)	Basis of Presentation

The Partnership does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures or their real property investments. Accordingly, the Partnership’s investment in Fund II-IIOW Associates is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. For further information, refer to the financial statements and footnotes included in the Partnership’s Form 10-K for the year ended December 31, 2003.

(b)	Summary of Operations—Fund II-IIOW Associates

The following information summarizes the operations of the Fund II-IIOW Associates for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Net Income (loss)
	Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004		2003
Fund II-IIOW Associates	$13,203	$10,336	$697,315	(1)	$(149,526)

	Total Revenues		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004		2003
Fund II-IIOW Associates	$34,790	$29,234	$318,355	(1)	$(324,869)

(1)	Effective July 1, 2004, the Fund II-IIOW Associates extended the weighted average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to Fund II-IIOW Associate’s net income for the three and nine months ended September 30, 2004 of approximately $56,211. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

(c)	Summary of Operations—Fund II-IIOW Associates’ Investments

The following information summarizes the operations of the joint ventures in which the Partnership holds interests through its ownership in Fund II-IIOW Associates for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund I-II Tucker Associates	$183,552	$184,486	$35,136	$(20,893)	$0	$0	$35,136	(2)	$(20,893)
Fund II-III Associates	441,564	434,390	102,220	17,412	1,204,795	55,797	1,307,015	(2)	73,209

	$625,116	$618,876	$137,356	$(3,481)	$1,204,795	$55,797	$1,342,151		$52,316

	Total Revenues		Income (Loss) From Continuing Operations		Income From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004		2003
Fund I-II Tucker Associates	$537,054	$598,877	$(18,731)	$(159,926)	$0	$478,333	$(18,731	)(2)	$318,407
Fund II-III Associates	1,333,772	1,265,547	128,480	(8,390)	1,340,576	188,255	1,469,056	(2)	179,865

	$1,870,826	$1,864,424	$109,749	$(168,316)	$1,340,576	$666,588	$1,450,325		$498,272

(2)	Effective July 1, 2004, Fund I-II Tucker Associates and Fund II-III Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for the three and nine months ended September 30, 2004 of approximately $24,623 and $72,131, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

(d)	Summary of Operations—Fund II-III Associates’ Investments

The following information summarizes the operations of the joint venture in which the Partnership holds an interest through its ownership in Fund II-III Associates for the three and nine months ended September 30, 2004 and 2003, respectively:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$0	$0	$(18,376)	$0	$1,869,206	$66,670	$1,850,830	$66,670

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$0	$0	$(26,534)	$0	$2,085,086	$95,598	$2,058,552	$95,598

3.	RELATED-PARTY TRANSACTIONS

(a)	Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through the Joint Ventures equal to (a) of the gross revenues collected monthly, 3% of the gross revenues for management and 3% of the gross revenues for leasing (aggregate maximum of 6%) plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures was $1,958 and $2,397 for the three months ended September 30, 2004 and 2003, respectively, and $7,194 and $7,865 for the nine months ended September 30, 2004 and 2003, respectively.

(b)	Administration Reimbursements

Wells Capital, one of the General Partners, and its affiliates perform certain administrative services for the Partnership and the Joint Ventures, such as accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners (the “Wells Real Estate Funds”) based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. Fund II-IIOW Associates reimbursed Wells Capital $72,025 and $53,254 for the three months ended September 30, 2004 and 2003, respectively, and $225,853 and $177,193 for the nine months ended September 30, 2004 and 2003, respectively.

(c)	Conflicts of Interest

The General Partners are also general partners of other Wells Real Estate Funds. In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest where the General Partners in their capacity as general partners of other Wells Real Estate Funds, or as the advisor to the REITs, may be in competition with the Partnership in connection with property acquisitions or for tenants in similar geographic markets.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Partnership’s accompanying financial statements and notes thereto.

(a)	Overview

We believe that we will operate through the following five key life cycle phases. The time expected to be spent in each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

•	Fundraising phase

The period during which the Partnership is raising capital through the sale and issuance of limited partner units to the public;

•	Investing phase

The period during which the Partnership invests the capital raised during the fundraising phase, less upfront fees, into the acquisition of real estate assets;

•	Holding phase

The period during which real estate assets are owned and operated by the Partnership during the initial lease terms of the tenants;

•	Positioning-for-sale phase

The period during which the leases in place at the time of acquisition expire and, thus, the Partnership expends time, effort, and funds to re-lease such space to existing and/or new tenants. Following the holding phase, the Partnership continues to own and operate the real estate assets, evaluate various options for disposition, and market the real estate assets for sale; and

•	Disposition and Liquidation phase

The period during which the Partnership positions and markets its real estate investments for sale, sells its real estate investments and distributes net sale proceeds to the partner.

Portfolio Overview

We have moved from the positioning-for-sale phase into the disposition and liquidation phase of our life cycle. The Partnership invested in the Joint Ventures, which originally acquired six properties, of which three and a portion of another have since been sold. Our focus on the remaining assets in the Joint Ventures involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

Through the recent sale of the Holcomb Bridge and Brookwood Grill properties, in which we held approximate equity interests of 1% and 3%, respectively, we were able to capitalize on current strong investor demand for retail shopping centers in the market.

Operating cash flows have declined to a low level due to the sale of properties. As a result, our General Partners are currently reserving operating cash flows and net sale proceeds held by Fund II-IIOW Associates in order to fund the re-leasing costs anticipated to be required in connection with the re-leasing of the Louis Rose Building and Heritage Place properties, and anticipate continuing to hold operating distributions until the Louis Rose Building is fully re-leased and the related re-leasing costs are funded. As we move into 2005 and the outcome of our re-leasing efforts become more certain, our General Partners will further evaluate the availability of net sale proceeds for distributions to limited partners.

Operating distributions to Class A Unit holders have been reserved for the third quarter of 2004. However, as of September 30, 2004, Class A Unit holders have received cumulative net operating cash flow distributions of approximately $1.3 million since inception, which equates to approximately 84% of the $1.5 million originally invested. Limited partners who have held Class B Units since inception have cumulatively received $248.68 per unit in allocated tax losses through December 31, 2003, plus operating distributions of $1.32 per unit. No operating distributions have been made to our General Partners.

Property Summary

Information related to the properties owned by the Joint Ventures follows:

•	The Louis Rose Building is currently vacant. We are aggressively working on re-leasing this property;

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold in 2003, and approximately $82,000 of the net sale proceeds was allocated to the Partnership. These proceeds have been reserved to fund the anticipated re-leasing costs for the Louis Rose Building. The remaining office component at Heritage Place is currently approximately 57% leased and our leasing efforts continue;

•	The Cherokee Commons property was sold in 2001, and approximately $240,000 of the net sale proceeds was allocated to the Partnership. A portion of the proceeds (approximately $64,000) was used to fund the Partnership’s pro-rata share of re-leasing costs at Boeing at the Atrium in 2002 and 2003. The remaining net sale proceeds of approximately $176,000 have been reserved to fund anticipated re-leasing costs for the Louis Rose Building, which is currently vacant;

•	Boeing at the Atrium is currently 100% occupied by the Boeing/Shuttle Division of The Boeing Company;

•	The Brookwood Grill was sold on July 1, 2004, and approximately $77,000 in net sale proceeds was allocated to the Partnership. Our General Partners are reviewing costs anticipated to re-lease the Louis Rose Building and Heritage Place to determine if all, or some portion, of these net sale proceeds can be distributed in 2005; and

•	The Holcomb Bridge Property was sold on July 1, 2004, and approximately $54,000 in net sale proceeds was allocated to the Partnership. Our General Partners are reviewing costs anticipated to re-lease the Louis Rose Building and Heritage Place to determine if all, or some portion, of these net sale proceeds can be distributed in 2005.

We will focus our efforts on re-leasing the Louis Rose Building, which has remained vacant following the expiration of Louis Rose’s lease on April 30, 2001. Softening of the Charlotte office market and related Northeast submarket over the past three years has made the re-leasing of this building challenging.

As we move further into the disposition and liquidation phase, our attention will shift to locating suitable buyers, negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyer.

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

The office market has significant excess space. Vacancy levels are believed to have peaked and are expected to trend downward moderately through the end of 2004. There is some encouraging news in that construction continues to taper off and has come to a complete halt in many markets. As a result of the slowdown in new construction and the modest decline in sublease space, net absorption has turned positive. Many industry professionals believe that office market fundamentals have bottomed-out; however, a recovery cannot be expected until job growth and corresponding demand for office space begin to significantly increase.

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

Equity in Income (Loss) of Joint Ventures

Equity in income (loss) of Fund II-IIOW Associates was $37,974 and $(7,940) for the three months ended September 30, 2004 and 2003, respectively, and $17,851 and $(17,251) for the nine months ended September 30, 2004 and 2003, respectively. The 2004 increases are primarily attributable to (i) gains recognized from the sale of Brookwood Grill and the Holcomb Bridge Property, and (ii) a decline in depreciation expense as a result of changing the useful life for all buildings owned through the Joint Ventures from 25 years to 40 years effective July 1, 2004, partially offset by (iii) reduced rental income resulting from the sale of the two aforementioned properties, and (iv) an increase in administrative expenses recorded by Fund II-IIOW Associates related to increased reporting and regulatory requirements. We anticipate additional increases related to implementing and adhering to such reporting and regulatory requirements going forward. Fund II-IIOW Associates pays for and recognizes all partnership expenses.

(c)	Liquidity and Capital Resources

Our operating strategy entails funding expenses related to the recurring operations of the properties owned by the Joint Ventures with the rental revenues collected, and assessing the amount of remaining cash flows that will be required to fund portfolio expenses, known re-leasing costs and other capital improvements. Any residual operating cash flows are distributed from the Joint Ventures to the Partnership, and are considered available for distribution to the limited partners. Distributions are generally paid to the limited partners quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of the Joint Ventures’ tenants to honor lease payments and our ability to assist the Joint Ventures in re-leasing space on favorable terms as leases expire or space otherwise becomes vacant. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs would be adversely affected.

Short-Term Liquidity

During the nine months ended September 30, 2004, we generated net operating cash flows of approximately $250, as compared to cash used in operations of approximately $1,166, for the nine months ended September 30, 2003, primarily due to a change in the timing of accounts payable. Fund II-IIOW Associates continues to hold operating distributions received from its investments in the Joint Ventures otherwise payable to the Partnership in order to provide funding for the costs anticipated in connection with re-leasing the Louis Rose Building and Heritage Place. Accordingly, no operating distributions were paid to limited partners during the nine months ended September 30, 2004. The General Partners anticipate continuing to reserve operating distributions to limited partners until the Louis Rose Building is re-leased and the related re-leasing costs are funded. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our current working capital needs.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the selective and strategic sale of properties and operating cash flows generated from the Joint Ventures. As of September 30, 2004, Fund II-IIOW Associates held net sale proceeds of approximately $389,000, which are attributable to the Partnership. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding the Partnership’s proportionate share of the costs necessary to re-lease the Louis Rose Building. We expect to reinstate operating distributions to limited partners following the re-leasing of the Louis Rose Building and funding of related leasing costs and tenant improvements required in connection therewith. Future cash flows from operating activities will be primarily effected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

We have encountered problems re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket during the period following the expiration of Louis Rose’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to face challenges as the result of new office product deliveries, offering attractive rental rates and other concessions to potential tenants. Current vacancy in the submarket is 40.9%, compared to the vacancy rate for Charlotte as a whole of 17.0%. Accordingly, there is no guarantee when the Louis Rose Building will be re-leased or the level of rental rates which may be achieved in connection therewith.

Capital Resources

The Partnership is an investment vehicle formed for the purpose of acquiring, owning, and operating income-producing real properties or investing in joint ventures formed for the same purpose, and has invested all of the partners’ original capital contributions. Thus, it is unlikely that we will acquire interests in any additional properties or joint ventures. Historically, our investment strategy has generally involved acquiring properties that are pre-leased to creditworthy tenants on an all-cash basis through joint ventures with affiliated partnerships.

The Joint Ventures incur capital expenditures primarily in the form of building improvements for the purpose of maintaining the quality of its properties, and tenant improvements for the purpose of readying its properties for re-leasing. As leases expire, we will work with the Joint Ventures to attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be funded by the Partnership and the respective Joint Venture partners on a pro rata basis.

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

As of September 30, 2004, we have received, used, and held net proceeds from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Cumulative Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of September 30, 2004
				Amount	Purpose
Cherokee Commons (sold 2001)	$8,414,089	2.9%	$239,776	$63,746	Re-leasing of Boeing at the Atrium (2003)	$0	$176,030
Heritage Place-retail portion (sold 2003)	3,207,708	2.6%	81,797	0		0	81,797
Holcomb Bridge Property (sold 2004)	6,889,379	0.8%	53,737	0		0	53,737
Brookwood Grill (sold 2004)	2,346,693	3.3%	77,676	0		0	77,676

Total			$452,986	$63,746		$0	$389,240

The net proceeds listed above will continue to be held in reserve by Fund II-IIOW Associates as our General Partners evaluate the capital needs of the existing properties in which we hold an interest.

(d)	Related-Party Transactions

We have entered into agreements with Wells Capital and its affiliates, whereby we pay certain fees or reimbursements to Wells Capital or its affiliates for property management and leasing fees, and reimbursement of operating and administrative costs. See Note 3 to our financial statements included in this report for a discussion of the various related-party transactions, agreements, and fees.

(e)	Inflation

The real estate market has not been affected significantly by inflation in the past three years due to the relatively low inflation rate. However, there are provisions in the majority of tenant leases which would protect the Partnership from the impact of inflation. These provisions include reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. There is no assurance, however, that we would be able to replace existing leases with new leases at higher base rental rates.

(f)	Application of Critical Accounting Policies

Our accounting policies have been established to conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

Below is a discussion of the accounting policies used by the Partnership and the Joint Ventures, which are considered to be critical in that they may require complex judgment in their application or require estimates about matters that are inherently uncertain.

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of its depreciable assets. We will consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Venture’s assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant improvements	Lease term

Effective July 1, 2004, the Joint Ventures extended the weighted -average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to our net income for the three and nine months ended September 30, 2004. We believe that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice. In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets we held as of September 30, 2004.

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

(g)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to the Partnership’s operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management and Wells Capital are owned and controlled by Wells Real Estate Funds, Inc. (“WREF”). The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF were to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Ventures to find alternative service providers.

For the nine months ended September 30, 2004, WREF’s operating expenses exceeded operating revenues by approximately $11 million. During the first two quarters of 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, has reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of sales of affiliated investment products. The sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, was anticipated to be significantly less in 2004 than the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low in the beginning of its offering period.

For the three months ended September 30, 2004, on a consolidated basis, WREF’s operating revenues exceeded operating expenses by approximately $6 million. WREF is also expecting operating revenues to exceed operating expenses during the fourth quarter of 2004. WREF believes that the cash availability provided by both funds on hand and borrowing capacity through various credit facilities will be adequate to meet its obligations.

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

WELLS REAL ESTATE FUND II-OW
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

November 12, 2004	/s/ LEO F. WELLS, III
Leo F. Wells, III
President

November 12, 2004	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer
of Wells Capital, Inc.

EXHIBIT INDEX

TO

THIRD QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND II-OW

Exhibit No.	Description

10.1	Purchase and Sale Agreement for 880 Holcomb Bridge Road and Brookwood Grill (previously filed with the Commission as Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund II for the period ending September 30, 2004, Commission File No. 0-16518, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002