Form 10-K
period 2004-12-31
WELLS REAL ESTATE FUND II-OW
filed 2005-03-30
CIK 824004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission file number 0-17876

WELLS REAL ESTATE FUND II-OW

(Exact name of registrant as specified in its charter)

Georgia	58-1754703
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

6200 The Corners Parkway, Norcross, Georgia	30092-3365
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(770) 449-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not Applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not Applicable

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

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

General economic risks

•	Adverse changes in general or local economic conditions;

•	Adverse economic conditions affecting the particular industry of one or more of our tenants;

Real estate risks

•	Ability to achieve appropriate occupancy levels resulting in rental amounts sufficient to cover operating costs ;

•	Supply of or demand for similar or competing rentable space, which may adversely impact retaining or obtaining new tenants at lease expiration at acceptable rental amounts;

•	Tenant ability or willingness to satisfy obligations relating to our existing lease agreements;

•	Potential need to fund tenant improvements, lease-up costs, or other capital expenditures out of operating cash flow;

•	Increases in property operating expenses, including property taxes, insurance, and other costs not recoverable from tenants;

•	Ability to secure adequate insurance at reasonable and appropriate rates to avoid uninsured losses or losses in excess of insured amounts;

•	Discovery of previously undetected environmentally hazardous or other undetected adverse conditions;

•	Unexpected costs of capital expenditures related to tenant build-out projects or other unforeseen capital expenditures;

•	Ability to sell a property when desirable at an acceptable return, including the ability of the purchaser to satisfy any continuing obligations;

Other operational risks

•	Our dependency on Wells Capital, Inc. (“Wells Capital”), the corporate general partner of one of our General Partners, its key personnel, and its affiliates for various administrative services;

•	Wells Capital’s ability to attract and retain high-quality personnel who can provide acceptable service levels to us and generate economies of scale for us over time;

•	Increases in our administrative operating expenses, including increased expenses associated with operating as a public company in the current regulatory environment;

•	Changes in governmental, tax, real estate, environmental, and zoning laws and regulations and the related costs of compliance;

•	Our ability to prove compliance with any governmental, tax, real estate, environmental, and zoning in the event that any such position is questioned by the respective authority; and

•	Actions of our joint venture partners including potential bankruptcy, business interests differing from ours, or other actions that may adversely impact the operations of the joint venture.

PART I

ITEM	1. BUSINESS.

General

Wells Real Estate Fund II-OW (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner of Wells Real Estate Funds, Inc. The Partnership was formed on October 13, 1987 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

Management believes that the Partnership typically operates through the following five key life cycle phases. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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

•	Disposition-and-liquidation phase

The period during which the Partnership sells its real estate investments, distributes net sale proceeds to the partners, liquidates, and terminates the Partnership.

The Partnership has moved from the positioning-for-sale phase into the disposition-and-liquidation phase of its life cycle. Our focus on the remaining assets involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services including leasing and property management, accounting, and asset management and investor relations for the Partnership. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the year ended December 31, 2004.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties owned by the Partnership through its investment in Fund II and Fund II-OW. In the opinion of management, all such properties are adequately insured.

Competition

The Partnership will experience competition for tenants from owners and managers of competing projects, which may include the General Partners and their affiliates. As a result, in connection with negotiating leases, the Partnership may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. The Partnership is also in competition with sellers of similar properties to locate suitable purchasers for its properties.

Web Site Address

Access to copies of each of our filings with the Securities and Exchange Commission (the “SEC”) may be obtained free of charge from the following website, http://www.wellsref.com, through a link to the http://www.sec.gov website.

ITEM 2.    PROPERTIES.

The Partnership owns interests in all of its real estate assets through a joint venture, Fund II and Fund II-OW, which owns interests in real estate assets both directly and through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following properties through the affiliated joint ventures (the “Joint Ventures”):

			Leased % As of December 31,
Joint Venture	Joint Venture Partners	Properties	2004	2003		2002	2001	2000
Fund II and Fund II-OW (“Fund II-IIOW Associates”)	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina	0%	0%		0%	0%	100%

Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”)	• Wells Real Estate Fund I • Fund II-IIOW Associates • Wells Real Estate Fund VI • Wells Real Estate Fund VII	2. Cherokee Commons(1) A shopping center located in Cherokee County, Georgia	—	—		—	—	98%

Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II-IIOW Associates	3. Heritage Place(2) A retail and commercial office complex located in Tucker, Georgia	53%	51	% (2)	76%	83%	89%
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II-IIOW Associates • Wells Real Estate Fund III, L.P.	4. Boeing at the Atrium A four-story office building located in Houston, Texas	100%	100%		81%	100%	100%
		5. Brookwood Grill(3) A restaurant located in Fulton County, Georgia	—	100%		100%	100%	100%
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	6. Holcomb Bridge Property(3) An office/retail center located in Roswell, Georgia	—	83%		60%	89%	92%

(1)	This property was sold in October 2001; Fund I-II-IIOW-VI-VII Associates was liquidated in the fourth quarter of 2002.

(2)	The retail portion of this property (approximately 30%) was sold in April 2003; therefore, the 2004 and 2003 leased percentage is applicable to the commercial office portion only.

(3)	These properties were sold in July 2004.

Wells Real Estate Fund I, Wells Real Estate Fund II, Wells Real Estate Fund III, L.P, Wells Real Estate Fund VI, L.P, and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

As of December 31, 2004, the lease expirations scheduled during the following ten years for all properties in which the Partnership owned an interest through the Joint Ventures described above, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration (1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2005	3	6,069	$116,325	$2,966	4%	4.5%
2006	4	4,577	84,726	2,161	3	3.2
2007	5	8,647	175,115	4,465	5.6	6.7
2008(2)	3	120,855	1,907,340	63,728	78.9	73.3
2009	4	7,744	205,378	5,237	5.1	7.9
2010	1	5,265	113,584	2,896	3.4	4.4

	20	153,157	$2,602,468	$81,453	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Includes expiration of Boeing lease (116,463 square feet).

The Joint Ventures and properties in which the Partnership owned an interest during the periods presented are further described below:

Louis Rose Building

In May 1988, Fund II-IIOW Associates acquired the Louis Rose Building, a two-story office building containing approximately 70,752 net rentable square feet, located on a 9.54-acre tract of land located in Charlotte, North Carolina.

The Louis Rose Building continues to remain vacant following the expiration of the First Union Bank lease on April 30, 2001. The submarket in which this property is located, University Research Park, contains approximately 2.2 million square feet of office space within approximately 30 buildings and is currently experiencing an overall average vacancy rate of approximately 38%. The over-supply of office space in the area has resulted in downward pressure on rental rates for Class A and Class B office buildings; however, we are continuing our efforts to market this property to potential users of office space of this type. Significant leasing commissions and capital improvements are anticipated to be required in connection with the re-leasing of this property.

Fund I-II-IIOW-VI-VII Associates

Fund I-II-IIOW-VI-VII Associates was formed for the purpose of developing, owning, and operating Cherokee Commons, a retail shopping center comprised of approximately 104,000 net rentable square feet located in Cherokee County, Georgia. Cherokee Commons was initially acquired and developed through a joint venture between Fund II-IIOW Associates and Wells Real Estate Fund I. On August 1, 1995, the joint venture between Fund II-IIOW Associates and Wells Real Estate Fund I contributed Cherokee Commons, and Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. contributed approximately $1 million each in order to fund the additional build-out of Cherokee Commons upon the formation of Fund I-II-IIOW-VI-VII Associates.

On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons to an unrelated third party for a gross selling price of $8,660,000. As a result of this sale, the Partnership was allocated a gain of approximately $49,000 and net sale proceeds of approximately $240,000. The net proceeds from this sale attributable to the Partnership are held by Fund II-IIOW Associates. Fund I-II-IIOW-VI-VII Associates was liquidated in the fourth quarter of 2002.

Fund I-II Tucker Associates

On December 10, 1986, Fund I-II Tucker Associates was formed for the purpose of investing in commercial real estate properties. As of December 31, 2004, Fund II-IIOW Associates and Wells Real Estate Fund I held equity interests of approximately 48% and 52%, respectively, in the following property based on their respective cumulative capital contributions to Fund I-II Tucker Associates:

Heritage Place

Fund I-II Tucker Associates developed and constructed Heritage Place, a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,212 square feet and located in Tucker, Georgia.

On April 7, 2003, the Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises. The retail portion of Heritage Place was sold for a gross sale price of $3,400,000. As a result of this sale, the Partnership was allocated a gain of approximately $7,000 and net sale proceeds of approximately $82,000. The net proceeds from this sale attributable to the Partnership are held by Fund II-IIOW Associates.

No individual tenant occupied ten percent or more of the total rentable square footage of the property as of December 31, 2004. The principal businesses of the tenants at Heritage Place include primarily commercial office services.

Fund II-III Associates

On April 3, 1989, Fund II-III Associates was formed for the purposes of developing, constructing, operating, and selling commercial and industrial real properties. During the period presented, Fund II-IIOW Associates and Wells Real Estate Fund III, L.P. held equity interests of approximately 63% and 37%, respectively, in the following properties based on their respective cumulative capital contributions to Fund II-III Associates:

Boeing at the Atrium

In April 1989, Fund II-III Associates acquired a four-story office building, Boeing at the Atrium, located on a 5.6-acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, Texas.

In March 2002, Boeing/Shuttle Division (“Boeing”) entered into a lease for approximately six years for the top three floors of the four-story Boeing at the Atrium (94,203 sq. ft.) commencing on September 1, 2002 and expiring on March 31, 2008. On October 1, 2002, Boeing entered into a first amendment to lease an additional 296 square feet of space in the building. On January 6, 2003, Boeing entered into a second amendment to lease an additional 11,515 square feet of space in the building. On July 1, 2003, Boeing signed a third amendment to this lease, bringing Boeing’s occupancy of the space to approximately 100% of the building. As of December 31, 2004, Boeing leased approximately 99% of this property with annual base rent of $1,834,292 continuing through expiration of lease, and one tenant leased the remaining approximate 1% of this property. A termination and contraction option exists under the terms of the Boeing lease, which allows Boeing to cancel the lease or decrease the square footage at any time after September 1, 2005 with nine months’ prior written notice. If Boeing chooses to exercise the option to terminate or reduce the square footage, Boeing must pay a termination fee equal to the unamortized leasehold costs incurred by the landlord. Additionally, any decreases in square footage must be on a full floor only, beginning with the lowest floors of the premises.

Brookwood Grill

On January 31, 1990, Fund II-IIOW Associates acquired a 5.8-acre tract of undeveloped real property at the intersection of Warsaw Road and Holcomb Bridge Road in Roswell, Georgia (the “Brookwood Property”). On September 20, 1991, Fund II-IIOW Associates contributed its interest in this 5.8-acre parcel of land, along with its interest as landlord under the lease agreement referred to below, as a capital contribution to Fund II-III Associates.

In September 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc., which included the development of approximately 1.5 acres of the Brookwood Property and construction of a 7,440-square-foot restaurant; once constructed the property became known as Brookwood Grill.

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates sold Brookwood Grill and the Holcomb Bridge Property, described below, to an unrelated third party for an aggregate gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership was allocated a gain of approximately $26,000 and net sale proceeds of approximately $78,000. The net proceeds from this sale attributable to the Partnership are held by Fund II-IIOW Associates.

Fund II-III-VI-VII Associates

On January 10, 1995, Fund II-III-VI-VII Associates was formed for the purpose of developing, constructing, owning, and operating the Holcomb Bridge Property. As of December 31, 2004, Fund II-III Associates, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. owned equity interests of approximately 24%, 26%, and 50%, respectively, in the following property based on their respective cumulative capital contributions to Fund II-III-VI-VII Associates. The Partnership holds an equity interest of approximately 1% in Fund II-III-VI-VII Associates.

Holcomb Bridge Property

In January 1995, Fund II-III Associates contributed the remaining approximately 4.3 acres of the Brookwood Property, including land improvements, to Fund II-III-VI-VII Associates for the development and construction of two buildings containing a total of approximately 49,500 square feet. Upon construction, this property became known as the Holcomb Bridge Property.

As a result of the sale of the aforementioned sale of the Holcomb Bridge Property, the Partnership was allocated an immediate gain of approximately $15,000, a deferred gain of approximately $1,200, and net sale proceeds of approximately $54,000, which is held by Fund II-IIOW Associates. The deferred gain represents the Partnership’s pro rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of December 31, 2004, the Partnership had recognized approximately $100 of the deferred gain.

ITEM 3.    LEGAL PROCEEDINGS.

From time to time, we are party to legal proceedings, which arise in the ordinary course of its business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. In addition, no legal proceedings were terminated during the fourth quarter of 2004.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2004.

PART II

ITEM 5.    MARKET FOR THE PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

As of February 28, 2005, the Partnership had 6,062 outstanding Class A Units held by a total of 175 limited partners and 1,626 outstanding Class B Units held by a total of 41 limited partners. The total number of limited partners has decreased due to repurchase of units since the termination of the offering in 1988. The capital contribution per unit is $250. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units.

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

Cash available for distribution to the limited partners is generally distributed on a quarterly basis. Operating cash distributions made to limited partners holding Class A Units during 2003 and 2004 are summarized below:

Distribution for Quarter Ended	Total Cash Distributed	Per Class A Unit Investment Income	Per Class A Unit Return of Capital	Per Class B Unit Return of Capital	General Partner
March 31, 2003	$0	$0.00	$0.00	$0.00	$0.00
June 30, 2003	$0	$0.00	$0.00	$0.00	$0.00
September 30, 2003	$0	$0.00	$0.00	$0.00	$0.00
December 31, 2003	$0	$0.00	$0.00	$0.00	$0.00
March 31, 2004	$0	$0.00	$0.00	$0.00	$0.00
June 30, 2004	$0	$0.00	$0.00	$0.00	$0.00
September 30, 2004	$0	$0.00	$0.00	$0.00	$0.00
December 31, 2004	$0	$0.00	$0.00	$0.00	$0.00

The Partnership has reserved distributions to limited partners since the fourth quarter of 2001 primarily as a result of the vacancy of the Louis Rose Building effective April 30, 2001, and in order to fund tenant improvements and leasing costs incurred in connection with the Boeing at the Atrium lease renewals described in Item 2 above.

ITEM 6.    SELECTED FINANCIAL DATA.

The following sets forth a summary of the selected financial data as of and for the fiscal years ended December 31, 2004, 2003, 2002, 2001, and 2000:

	2004(1)	2003(2)	2002	2001(3)	2000
Total assets	$1,005,053	$993,542	$1,023,250	$1,083,683	$1,109,652
Equity in income (loss) of Joint Venture	11,533	(27,781)	(61,502)	50,144	27,996
Net income (loss)	12,382	(28,541)	(61,423)	50,154	28,101
Net income (loss) allocated to Limited Partners:
Class A	(17,961)	(28,541)	(61,423)	50,154	28,101
Class B	30,343	0	0	0	0
Net income (loss) allocated to Limited Partner Unit:
Class A	$(2.96)	$(4.71)	$(10.13)	$8.27	$4.64
Class B	$18.66	$0.00	$0.00	$0.00	$0.00
Cash distribution per Limited Partner Unit:
Class A	$0.00	$0.00	$0.00	$8.28	$17.79
Class B	$0.00	$0.00	$0.00	$0.00	$0.00

(1)	The comparability of the periods presented above is affected by the sales of Brookwood Grill and the Holcomb Bridge Property in 2004 (See Item 2).

(2)	The comparability of the periods presented above is affected by the sale of the retail portion of Heritage Place in 2003 (See Item 2).

(3)	The comparability of the periods presented above is affected by the sale of Cherokee Commons in 2001 (See Item 2).

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto.

(a)	Overview

Portfolio Overview

The Partnership has moved from the positioning-for-sale phase into the disposition-and-liquidation phase of its life cycle. We sold three assets and a portion of Heritage Place. Our focus on the remaining assets involves leasing and marketing efforts that we believe will result in the best disposition pricing for our investors.

The sale of the Holcomb Bridge Property and Brookwood Grill on July 1, 2004, was a highlight for the Partnership, which held approximate interests of 1% and 3% in the two properties, respectively. The sale capitalized on the currently strong investor demand for retail shopping centers in the market.

With a number of properties sold, the General Partners are currently reserving operating cash and net sale proceeds to fund the re-leasing costs anticipated for the Louis Rose Building and Heritage Place. Further, the General Partners anticipate continuing to hold operating distributions until Louis Rose Building is fully re-leased. Once the outcome of the re-leasing efforts is known, the General Partners will evaluate if distributions of net sale proceeds are appropriate.

Property Summary

•	The Louis Rose Building is currently vacant. We are aggressively working on re-leasing the building.

•	The Cherokee Commons property was sold in 2001, and the Partnership received net sale proceeds of approximately $240,000. A portion of the proceeds (approximately $64,000) was used to fund the Partnership’s pro-rata share of re-leasing costs at the Boeing at the Atrium in 2002 and 2003. The remaining net sale proceeds of approximately $176,000 have been reserved in the event they are needed for the re-leasing costs for the Louis Rose Building, which is currently vacant.

•	Heritage Place originally included both an office component and a retail shopping center. The retail center, which represented approximately 30% of the premises, was sold in 2003, and the Partnership received net sale proceeds of approximately $82,000. These proceeds have been reserved to fund the re-leasing costs for the Louis Rose Building. The remaining office component at Heritage Place is currently 53% leased, and our leasing efforts continue.

•	The Boeing at the Atrium property is currently 99% occupied by Boeing, with another tenant occupying the remaining approximate 1%. The leases extend through March 2008. A termination and contraction option exists under the terms of the Boeing lease, which allows Boeing to cancel the lease or decrease the square footage at any time after September 1, 2005 with nine months’ prior written notice.

•	The Brookwood Grill property was sold on July 1, 2004, and the Partnership received net sale proceeds of approximately $78,000. The General Partners are reviewing costs anticipated to re-lease Louis Rose Building and Heritage Place to determine if all or a portion of these proceeds can be distributed in 2005.

•	The Holcomb Bridge Property was sold on July 1, 2004, and the Partnership received net sale proceeds of approximately $54,000. The General Partners are reviewing costs anticipated to re-lease Louis Rose Building and Heritage Place to determine if all or a portion of these proceeds can be distributed in 2005.

As we move further into the disposition-and-liquidation phase, our attention will shift to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to the limited partners and minimize contingencies and our post-closing involvement with the buyers.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic and Real Estate Market Commentary

Management reviews a number of economic forecasts and market commentaries in order to evaluate general economic conditions and formulate a view of the current environment’s effect on the real estate markets in which we operate.

Management believes that the U.S. economy is continuing on the path of slow, but steady recovery. Job growth is improving, with 2.2 million jobs created in 2004, and with another 2.4 to 2.8 million projected to be added in 2005. Gross Domestic Product growth and renewed business confidence are fueling the job growth. However, uncertainty still exists in the economy, primarily due to high oil prices, the war in Iraq, the trade deficit, and other global issues.

The U.S. office real estate market has begun to show modest improvement. The strength of the overall economy is having a positive impact on office real estate fundamentals. Positive absorption of office space combined with a decline in new construction has contributed to the increase in office occupancy rates for three consecutive quarters. Although occupancy rates have increased, management does not expect that they will rise by more than 200 basis points annually. As a result, management anticipates that it could be a minimum of two to three years before vacancy rates reach the equilibrium level of ten to twelve percent. Average asking rates stabilized in the second half of 2004. Management believes that renewed employment growth should benefit the office market; however, the uncertainty that still exists in the economy is causing many firms to continue to be more cautious with their investment and hiring decisions. Importantly, management believes the pace and strength of the recovery for office real estate will vary by market. Market conditions vary widely by geographical region, metropolitan area, submarket, and property.

The real estate capital transaction market continues to be very active. Capitalization rates (“cap rates”) have continued to decline in spite of the fact that the Federal Reserve (the “Fed”) increased the Federal Funds Rate five times in 2004. Management believes that the decline in cap rates is predominately driven by increased capital flows into real estate. The spread between average cap rates and 10-year U.S. Treasuries narrowed in 2004; however, this was primarily due to a drop in cap rates rather than a rise in 10-year U.S. Treasuries. In management’s opinion, absent a significant move in interest rates or a significant decrease in the number of parties interested in acquiring real estate, cap rates are not expected to significantly increase from their current levels in 2005.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Real estate funds, such as the Partnership, that contain properties with current vacancies or near-term tenant rollover may face a challenging leasing environment. The properties within these funds will generally face lower rents and higher concession packages to the tenants in order to re-lease vacant space.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

(b)	Results of Operations

Equity in Income (Loss) of Fund II-IIOW Associates

Equity in income (loss) of Fund II-IIOW Associates was $11,533, $(27,781), and $(61,502) for the years ended December 31, 2004, 2003, and 2002, respectively. The 2004 increase is primarily attributable to (i) the gain recognized on the July 2004 sale of the Holcomb Bridge Property and Brookwood Grill; (ii) an increase in operating income generated by Fund II-III Associates and Fund II-III-VI-VII Associates as a result of increased occupancy of Boeing at the Atrium and the Holcomb Bridge Property, respectively, beginning in the second half of 2003, (iii) a decline in depreciation expense for all buildings owned through the Joint Ventures due to changing the estimated weighted-average composite useful life from 25 years to 40 years effective July 1, 2004, partially offset by (iv) forgone operating income as a result of the sale of the retail portion of Heritage Place in April 2003.

The 2003 increase, as compared to 2002, is primarily attributable to (i) the gain recognized on the April 2003 sale of the retail portion of Heritage Place, (ii) an increase in operating income generated by Fund II-III Associates and Fund II-III-VI-VII Associates as a result of increased occupancy of Boeing at the Atrium and the Holcomb Bridge Property beginning in the second half of 2003, partially offset by (iii) forgone operating income as a result of the sale of the retail portion of Heritage Place in April 2003.

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

Short-Term Liquidity

During the year ended December 31, 2004, we generated net operating cash flows of approximately $(22) as compared to approximately $(1,927), for the year ended December 31, 2003 and $1,530 for the year ended December 31, 2002. Operating distributions from the Joint Ventures have declined as a result of (i) funding the capital expenditures at Boeing at the Atrium, and (ii) the sales of properties in previous and current periods and are expected to continue to decline as we sell additional properties in subsequent periods. Fund II-IIOW Associates continues to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership in order to provide funding for the costs anticipated in connection with re-leasing the Louis Rose Building and Heritage Place. Accordingly, no operating distributions were paid to limited partners during the year ended December 31, 2004. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover the Partnership’s current working capital needs.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the selective and strategic sale of properties and operating cash flows generated from the Joint Ventures. Our future long-term liquidity requirements will include, but not be limited to, tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding the Partnership’s proportionate share of the costs necessary to re-lease the Louis Rose Building and increase the occupancy of Heritage Place.

We have encountered problems re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket during the period following the expiration of Louis Rose’s lease on April 30, 2001. The Northeast submarket continues to face challenges as the result of new office product deliveries, offering attractive rental rates and other concessions to potential tenants. Current vacancy in the submarket is approximately 38%. Accordingly, there is no guarantee when the Louis Rose Building will be re-leased or the rental rates to be achieved in connection therewith.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates.

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership during the second month following each calendar quarter-end. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of December 31, 2004, the Partnership had received, used, and held net proceeds from the sale of properties as presented below:

	Total Net Proceeds	Partnership’s Approximate Ownership %	Net Proceeds Attributable to the Partnership	Net Proceeds Invested		Distributed to Partners to date	Undistributed Net Proceeds as of December 31, 2004
Property Sold				Amount	Purpose
Cherokee Commons (sold 2001)	$8,414,089	2.9%	$239,776	$63,746	Re-leasing of Boeing at the Atrium (2003)	$0	$176,030

Heritage Place – retail portion (sold 2003)	3,207,708	2.6%	81,797	0	—	0	81,797

880 Holcomb Bridge (sold 2004)	6,889,379.78%		53,737	0	—	0	53,737

Brookwood Grill (sold 2004)	2,346,693	3.3%	77,676	0	—	0	77,676

Total			$452,986	$63,746		$0	$389,240

Rather than distributing to the limited partners, the Partnership’s share of the net proceeds generated from these sales being held in reserve at Fund II-IIOW Associates as the General Partners continue to evaluate the capital needs of the existing properties in which the Partnership holds an interest in consideration of the best interests of the limited partners.

(d)	Contingencies

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells

Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things; (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs, and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

(e)	Related-Party Transactions

Management and Leasing Fees and Administration Reimbursements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management, the management and leasing of the Partnership’s properties; administrative services for the Partnership, relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions,” for a description of these fees and expense reimbursements incurred by the Partnership during the year ended December 31, 2004.

Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnership (the “Wells Real Estate Funds”). In addition, Wells Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

(f)	Inflation

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

(g)	Application of Critical Accounting Policies

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

In the third quarter of 2004, Fund II-IIOW Associates completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, Fund II-IIOW Associates changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, Fund II-IIOW Associates extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $112,422 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice. This change has no impact on the amount of depreciation allocated to the limited partners for federal income tax purposes.

Valuation of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which the Partnership has an ownership interest, either directly or through investments in the Joint Ventures, may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value and recognizes an impairment loss. We have determined that there has been no impairment in the carrying value of real estate assets held by the Partnership at December 31, 2004.

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

(h)	Economic Dependency

We have engaged Wells Management to supervise the management and leasing of properties owned through the Joint Ventures, and Wells Capital to perform certain administrative services, including accounting, shareholder communications, and investor relations. As a result of these relationships, we are dependent upon Wells Management, Wells Capital, and other affiliates thereof to provide certain services that are essential to our operations, including asset management and property management services, asset acquisition and disposition services, and other administrative responsibilities under agreements, some of which have terms of one year or less.

Wells Management, Wells Capital, and WIS are owned and controlled by and comprise substantially all of the operations of Wells Real Estate Funds, Inc. (“WREF”). Due to their common ownership and importance to WREF, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital, Wells Management, and WIS. In the event that WREF is to become unable to meet its obligations as they become due, it may become necessary for the Partnership and/or the Joint Venture to find alternative service providers.

For the six months ended December 31, 2004, operating revenues for WREF on a consolidated basis exceeded operating expenses by approximately $5.8 million, and WREF is also expecting revenues to exceed expenses during

2005. For the year ended December 31, 2004, operating expenses for WREF exceeded operating revenues by $11.6 million. During 2004, WREF incurred net losses primarily due to the fact that revenues from acquisition, advisory, asset management services, and property management services were less than the costs to provide such services. In planning for 2004, WREF anticipated incurring short-term losses and, accordingly, reserved funds adequate to cover such a shortfall. WREF anticipated generating lower revenues in 2004, as compared to 2003, primarily due to the fact that the majority of its revenues are earned as a percentage of gross investment proceeds raised by the sale of securities issued by affiliated investment products. Gross offering proceeds from the sale of shares of Wells Real Estate Investment Trust II, Inc. (“REIT II”), an investment product sponsored by WREF whose offering commenced in December 2003, were anticipated to be significantly less in 2004 than offering proceeds from the sale of shares of Wells Real Estate Investment Trust, Inc. (“REIT I”), another investment product sponsored by WREF whose offering closed in December 2003. Consistent with the sale of shares of REIT I during the beginning of its offering period, the sale of shares of REIT II was anticipated to remain relatively low during the beginning of its offering period.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our financial statements and supplementary data are detailed under Item 15(a) and filed as part of the report on the pages indicated.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements with the Partnership’s independent registered public accountants during the years ended December 31, 2004 or 2003.

ITEM 9A.    CONTROLS AND PROCEDURES.

The Partnership carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as of the end of the period covered by this report pursuant to the Securities Exchange Act of 1934. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Partnership’s disclosure controls and procedures were effective.

There were no significant changes in the Partnership’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

For the quarter ended December 31, 2004, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.    GENERAL PARTNERS OF THE PARTNERSHIP.

Wells Capital

Wells Capital, our corporate General Partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate to the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”) and as the advisor to the Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. (“Wells REITs”), each a Maryland corporation which qualifies as a real estate investment trust. In these capacities, Wells Capital performs certain services for the Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc., of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 61, who serves as one of our General Partners, is the President, Treasurer, and sole director of Wells Capital, which is our corporate General Partner. He is also the sole stockholder, President, and sole director of Wells Real Estate Funds, Inc., the parent corporation of Wells Capital, Wells Management, WIS, and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the President, Treasurer, and sole director of:

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (AWC) with the NASD relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD which are summarized in the following paragraph:

In 2001 and 2002, WIS sponsored conferences attended by registered representatives who sold its real estate investment products. WIS also paid for certain expenses of guests of the registered representatives who attended the conferences. In 2001, WIS paid the costs of travel to the conference and meals for many of the guests, and paid the costs of playing golf for some of the registered representatives and their guests. WIS later invoiced registered representatives for the cost of golf and for travel expenses of guests, but was not fully reimbursed for such. In 2002, WIS paid for meals for the guests. WIS also conditioned most of the 2001 conference invitations on attainment by the registered representatives of a predetermined sales goal for WIS products. This conduct violated the prohibitions against payment and receipt of noncash compensation in connection with the sales of these products contained in NASD’s Conduct Rules 2710, 2810, and 3060. In addition, WIS and Mr. Wells failed to adhere to all of the terms of their written undertaking made in March 2001 not to engage in the conduct described above, and thereby engaged in conduct that was inconsistent with high standards of commercial honor and just and equitable principles of trade in violation of NASD Conduct Rule 2110.

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to engage in selling efforts and other nonprincipal activities on behalf of WIS.

On or about November 24, 2004, a putative class action complaint, the Hendry Action, was filed by four individuals against Wells Capital and Mr. Wells, the general partners of Wells Real Estate Fund I, Wells Real Estate Fund I, Wells Management, and WIS. See Part I, Item 7 for additional information regarding the Hendry Action.

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as our corporate General Partner, Wells Capital has established a Financial Oversight Committee consisting of Leo F. Wells, III, as the Principal Executive Officer; Douglas P. Williams, as the Principal Financial Officer; and Randall D. Fretz, as the Chief of Staff, of our corporate General Partner. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, as the Partnership and corporate General Partner do not have an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, the Partnership does not have an “audit committee financial expert.”

Code of Ethics

The Financial Oversight Committee has adopted a code of ethics applicable to our corporate General Partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate General Partner performing similar functions on behalf of the Partnership, if any. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.    COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

As of December 31, 2004, the Partnership has not made any payments to Leo F. Wells, III as compensation for serving as our General Partner. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2004.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

No limited partner owns beneficially more than 5% of the outstanding units of the Partnership.

Set forth below is the security ownership of management as of February 28, 2005:

Leo F. Wells, III does not own any Class A or Class B Units in Wells Real Estate Fund II-OW as of February 28, 2005.

The General Partners did not receive any distributions from cash flows or sale proceeds in 2004.

No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to the General Partners and their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners will receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distribution for such year payable only after the limited partners each receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after the limited partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a Partnership Management Fee. The General Partners will also receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the limited partners have received a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash flow from operations or net sale proceeds for the year ended December 31, 2004.

Property Management and Leasing Fees

Wells Management, an affiliate of the General Partners, is entitled to compensation for asset management and the management and leasing of the Partnership’s properties owned through the Joint Venture equal to (a) of the gross revenues collected monthly, 3% for management services and 3% leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, included in equity in income of joint venture in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture are $5,544, $5,565, and $4,283 for the years ended December 31, 2004, 2003, and 2002, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or their affiliates for the year ended December 31, 2004.

Administration Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Venture, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II-IIOW Associates and, therefore, included in equity income (loss) of Fund II-IIOW Associates in the accompanying statements of operations. Fund II-IIOW Associates reimbursed Wells Capital and Wells Management $9,310, $5,090, and $4,145 for the years ended December 31, 2004, 2003, and 2002, respectively on behalf of the Partnership.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Preapproval Policies and Procedures

The Financial Oversight Committee preapproves all auditing and permissible nonauditing services provided by our independent registered public accountants. The approval may be given as part of the Financial Oversight Committee’s approval of the scope of the engagement of our independent registered public accountants or on an individual basis. The preapproval of certain audit-related services and certain nonauditing services not exceeding enumerated dollar limits may be delegated to one or more of the Financial Oversight Committee’s members, but the member to whom such authority is delegated shall report any preapproval decisions to the full Financial Oversight Committee. Our independent registered public accountants may not be retained to perform the nonauditing services specified in Section 10A(g) of the Securities Exchange Act of 1934.

Fees Paid to the Independent Registered Public Accountants

During the year ended December 31, 2004, Ernst & Young LLP (“Ernst & Young”) served as our independent registered public accountants and provided certain tax and other services. Ernst & Young has served as our independent registered public accountants since July 3, 2002. The aggregate fees billed to the Partnership for professional accounting services, including the audit of the Partnership’s annual financial statements by Ernst & Young for the fiscal years ended December 31, 2004 and 2003, are set forth in the table below.

	2004	2003
Audit Fees(1)	$23,350	$17,115
Audit-Related Fees	0	53
Tax Fees	4,357	1,790
All Other Fees	0	0

Total	$27,707	$18,958

(1)	A portion of the Audit Fees is allocated to the Joint Ventures in which the Partnership invests.

For purposes of the preceding table, the professional fees are classified as follows:

•	Audit Fees – These are fees for professional services performed for the audit of our annual financial statements and review of financial statements included in our Form 10-Q filings, services that are normally provided by independent registered public accountants in connection with statutory and regulatory filings or engagements, and services that generally independent registered public accountants reasonably can provide, such as statutory audits, attest services, consents, and assistance with and review of documents filed with the SEC.

•	Audit-Related Fees – These are fees for assurance and related services that traditionally are performed by independent registered public accountants, such as due diligence related to acquisitions and dispositions, internal control reviews, attestation services that are not required by statute or regulation, and consultation concerning financial accounting and reporting standards.

•	Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountants’ tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state, or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	All Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

Since May 6, 2003, the effective date of the SEC Rules requiring audit committees to approve all services provided by independent registered public accountants, 100% of the services performed by Ernst & Young described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The financial statements are contained on pages F-2 through F-55 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b) The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II-OW
(Registrant)

By: WELLS CAPITAL, INC.
(Corporate General Partner)

March 30, 2005	/s/ LEO F. WELLS, III
Leo F. Wells, III
President, Principal Executive Officer,
and Sole Director of Wells Capital, Inc.

March 30, 2005	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams
Principal Financial Officer
of Wells Capital, Inc.

EXHIBIT INDEX

TO

2004 FORM 10-K

OF

WELLS REAL ESTATE FUND II-OW

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document
*4		Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW (Registration Statement of Wells Real Estate Fund II-OW, Exhibit B to the Prospectus, File No. 33-17977)

*10	(a)	Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, File No. 0-17876)

*10	(b)	Leasing and Tenant Coordination Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, File No. 0-17876)

*10	(c)	Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit 10(f) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(d)	Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(e)	Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(f)	Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(g)	Fund II – Fund II-OW Joint Venture Agreement dated March 1, 1988 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(h)	Lease with IBM dated March 17, 1987 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(i)	Purchase Agreement for the Acquisition of the Atrium at Nassau Bay dated March 1, 1989 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(j)	Joint Venture Agreement of Fund II and Fund III Associates dated March 1, 1989 (Exhibit to Post-Effective Amendment No. 2 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

Exhibit Number		Description of Document
*10	(k)	First Amendment to Joint Venture Agreement of Fund II and Fund III Associates dated April 1, 1989 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(l)	Leases with Lockheed Engineering and Sciences Company, Inc. (Exhibit 10(l) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(m)	Cost Sharing Agreement between Registrant, Wells Fund II and the Fund II – Fund II-OW Joint Venture dated January 1, 1990 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(n)	Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit 10(j) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

*10	(o)	Amended and Restated Joint Venture Agreement of Fund II and Fund III Associates (Exhibit 10(o) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(p)	Land and Building Lease Agreement between Fund II and Fund II-OW and Brookwood Grill of Roswell, Inc. (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(q)	Assignment and Assumption of Lease dated September 20, 1991 between Fund II and Fund II-OW and Fund II and Fund III Associates (Exhibit 10(q) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(r)	Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10	(s)	Lease Agreement with First Union National Bank of N.C. dated March 31, 1994, and First Amendment to Lease Agreement dated April 14, 1994 (Exhibit 10(s) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1994, File No. 0-16518)

*10	(t)	Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10	(u)	Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10	(v)	First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10	(w)	Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, File No. 0-17876)

Exhibit Number		Description of Document
*10	(x)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, File No. 0-17876)

*10	(y)	Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW dated January 1, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 2000, File No. 0-17876)

*10	(z)	Purchase and Sale Agreement for the sale of Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)

*10	(aa)	Amendments to the Brookwood Grill Lease (Exhibit 10(aa) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2001, File No. 0-16518)

*10	(bb)	Lease Agreement with The Boeing Company (Exhibit 10(bb) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(cc)	First Amendment to Lease Agreement with The Boeing Company (Exhibit 10(cc) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(dd)	Second Amendment to Lease Agreement with The Boeing Company (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(ee)	Third Amendment to Lease Agreement with The Boeing Company (Exhibit 10(ee) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(ff)	Purchase and Sale Agreement relating to the Heritage Place Shopping Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2003, Commission File No. 0-14463)

*10	(gg)	Purchase and Sale Agreement for 880 Holcomb Bridge Road and Brookwood Grill (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund II for the period ending September 30, 2004, Commission File No. 0-16518)

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

WELLS REAL ESTATE FUND II-OW

INDEX TO FINANCIAL STATEMENTS

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund II-OW

We have audited the accompanying balance sheets of Wells Real Estate Fund II-OW as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II-OW at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

WELLS REAL ESTATE FUND II-OW

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Investment in Fund II and Fund II-OW (Note 4)	$599,836	$728,828
Due from Fund II and Fund II-OW	399,875	258,553
Cash and cash equivalents	5,342	6,161

Total assets	$1,005,053	$993,542

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$0	$871

Commitments and contingencies (Note 9)

Partners’ capital:
Limited partners:
Class A – 6,062 units issued and outstanding	974,710	992,671
Class B – 1,626 units issued and outstanding	30,343	0
General partners	0	0

Total partners’ capital	1,005,053	992,671

Total liabilities and partners’ capital	$1,005,053	$993,542

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
EQUITY IN INCOME (LOSS) OF FUND II AND FUND II-OW (Note 4)	$11,533	$(27,781)	$(61,502)

EXPENSES:
Other general and administrative	(272)	(803)	0

INTEREST AND OTHER INCOME	1,121	43	79

NET INCOME (LOSS)	$12,382	$(28,541)	$(61,423)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(17,961)	$(28,541)	$(61,423)

CLASS B	$30,343	$0	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$(2.96)	$(4.71)	$(10.13)

CLASS B	$18.66	$0.00	$0.00

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2001	6,062	$1,082,635	1,626	$0	$0	$1,082,635

Net loss	0	(61,423)	0	0	0	(61,423)

BALANCE, December 31, 2002	6,062	1,021,212	1,626	0	0	1,021,212

Net loss	0	(28,541)	0	0	0	(28,541)

BALANCE, December 31, 2003	6,062	992,671	1,626	0	0	992,671

Net income (loss)	0	(17,961)	0	30,343	0	12,382

BALANCE, December 31, 2004	6,062	$974,710	1,626	$30,343	$0	$1,005,053

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,382	$(28,541)	$(61,423)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Equity in (income) loss of Fund II and Fund II-OW	(11,533)	27,781	61,502
Changes in operating assets and liabilities:
Due from affiliates	0	0	461
Accounts payable and accrued expenses	(871)	(1,167)	990

Total adjustments	(12,404)	26,614	62,953

Net cash (used in) provided by operating activities	(22)	(1,927)	1,530

CASH FLOWS FROM INVESTING ACTIVITIES:
Net property sale proceeds received from received from Fund II and Fund II-OW	0	0	86,968
Contributions to Fund II and Fund II-OW	(797)	(15,022)	(66,991)

Net cash (used in) provided by investing activities	(797)	(15,022)	19,977

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(819)	(16,949)	21,507

CASH AND CASH EQUIVALENTS, beginning of year	6,161	23,110	1,603

CASH AND CASH EQUIVALENTS, end of year	$5,342	$6,161	$23,110

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from Fund II and Fund II-OW	$141,322	$84,851	$161,025

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.    ORGANIZATION AND BUSINESS

Wells Real Estate Fund II-OW (the “Partnership”) is a public limited partnership organized on October 13, 1987 under the laws of the state of Georgia with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (the “General Partners”). Wells Capital is a wholly-owned subsidiary of Wells Real Estate Funds, Inc. Leo F. Wells, III is the president and sole director of Wells Capital and the sole owner if Wells Real Estate Funds, Inc. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights, regardless of class.

On November 6, 1987, the Partnership commenced an offering of up to $10,000,000 of Class A or Class B limited partnership units ($250.00 per unit) pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The offering was terminated on September 7, 1988, at which time the Partnership had sold approximately 6,062 Class A Units and 1,626 Class B Units representing capital contributions of $1,922,000.

The Partnership owns indirect interests in all of its real estate assets through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW (“Fund II-IIOW Associates”)	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”)	• Wells Real Estate Fund I • Fund II-IIOW Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	2. Cherokee Commons(1) A shopping center located in Cherokee County, Georgia
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II-IIOW Associates	3. Heritage Place(2) A commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates “)	• Fund II-IIOW Associates • Wells Real Estate Fund III, L.P.	4. Boeing at the Atrium A four-story office building located in Houston, Texas
5. Brookwood Grill(3) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	6. Holcomb Bridge Property(3) An office/retail center located in Roswell, Georgia

(1)	This property was sold in October 2001; Fund I-II-IIOW-VI-VII Associates was liquidated in the fourth quarter of 2002.

(2)	Retail portion of this property (approximately 30%) was sold in April 2003.

(3)	These properties were sold in July 2004.

Wells Real Estate Fund I, Wells Real Estate Fund II, Wells Real Estate Fund III, L.P., Wells Real Estate Fund VI, L.P, and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates

Investment in Fund II-IIOW Associates

The Partnership does not have control over the operations of Fund II-IIOW Associates; however, it does exercise significant influence. Approval of the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, the Partnership’s investment in Fund II-IIOW Associates is recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are distributed to the joint venture partners on a quarterly basis.

In the third quarter of 2004, Fund II-IIOW Associates completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of their real estate assets. As a result of this review, Fund II-IIOW Associates changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, Fund II-IIOW Associates extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $112,422 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Distribution of Net Cash from Operations

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

Allocation of Net Income, Net Loss, and Gain on Sale

For purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, interest expense, and the gain on the sale of assets. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, it will be allocated 99% to the limited partners and 1% to the General Partners.

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

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for asset management and the management and leasing of the Partnership’s properties owned through the Joint Venture equal to (a) of the gross revenues collected monthly, 3% for management services and 3% leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Venture and, accordingly, included in equity in income of joint venture in the accompanying statement of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Venture are $5,544, $5,565, and $4,283 for the years ended December 31, 2004, 2003, and 2002, respectively.

(b)	Administration Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Venture, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of management, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund

II-IIOW Associates and, therefore, included in equity income (loss) of Fund II-IIOW Associates in the accompanying statements of operations. Fund II-IIOW Associates reimbursed Wells Capital and Wells Management $9,310, $5,090, and $4,145 for the years ended December 31, 2004, 2003, and 2002, respectively, on behalf of the Partnership.

(c)	Conflicts of Interest

Our General Partners are also general partners of other affiliated public limited partnerships (the “Wells Real Estate Funds”). In addition, Well Capital sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains residual interests. As such, there may exist conflicts of interest whereby the General Partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Partnership with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.	INVESTMENT IN FUND II-IIOW ASSOCIATES AND JOINT VENTURE

Fund II-IIOW Associates

On March 1, 1988, Fund II-IIOW Associates was formed for the purpose of investing in commercial real properties. Fund II-IIOW Associates owns the Louis Rose Building directly and has equity investments in the joint venture described below. The Partnership’s ownership interest in Fund II-IIOW Associates was approximately 5% as of December 31, 2004 and 2003.

Roll-forwards of the Partnership’s investment in Fund II-IIOW Associates for the years ended December 31, 2004 and 2003, are presented below:

	2004	2003
Investment in Fund II-IIOW Associates, beginning of year	$728,828	$826,438
Equity in income (loss) of Fund II-IIOW Associates	11,533	(27,781)
Contribution to Fund II-IIOW Associates	797	15,022
Distributions from Fund II-IIOW Associates	(141,322)	(84,851)

Investment in Fund II-IIOW Associates, end of year	$599,836	$728,828

Condensed financial information for Fund II-IIOW Associates as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Total Assets December 31,		Total Liabilities December 31,			Total Equity December 31,
	2004	2003	2004	2003		2004	2003
Fund II-IIOW Associates	$18,881,016	$18,602,184	$7,584,661	$4,876,601		$11,296,355	$13,725,583

	Total Revenues			Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,
	2004	2003	2002	2004		2003	2002
Fund II-IIOW Associates	$60,803	$37,891	$919	$217,186	(1)	$(523,184)	$(1,154,866)

(1)	Effective July 1, 2004, Fund II-IIOW Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to Fund II-IIOW Associates’ net income for the year ended December 31, 2004 of approximately $112,422. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Fund I-II Tucker Associates

On December 10, 1986, Fund II-IIOW Associates entered into Fund I-II Tucker Associates, a joint venture agreement with Wells Real Estate Fund I. Fund I-II Tucker Associates developed and constructed a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet and located in Tucker, Georgia. On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Partnership was allocated a gain of approximately $7,000 and net sale proceeds of approximately $82,000. The net proceeds from this sale attributable to the Partnership are held by Fund II-IIOW Associates.

Fund I-II-IIOW-VI-VII Associates

Fund I-II-IIOW-VI-VII Associates was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons to an unrelated third party for a gross selling price of $8,660,000. As a result of this sale, the Partnership was allocated a gain of approximately $49,000 and net sale proceeds of approximately $240,000. The net proceeds from this sale attributable to the Partnership are held by Fund II-IIOW Associates. Fund I-II-IIOW-VI-VII Associates was liquidated in the fourth quarter of 2002.

Fund II-III Associates

On April 3, 1989, Fund II-III Associates was formed for the purposes of developing, constructing, operating, and selling commercial and industrial real properties. In April 1989, Fund II-III Associates acquired Boeing at the Atrium property, a four-story office building located in Houston Texas. In 1991, Fund II-IIOW Associates contributed its interest in a 5.8-acre parcel of land known as the Brookwood Property located in Roswell, Georgia, to Fund II-III Associates. A restaurant was developed on 1.5 acres of the Brookwood Property and operated as the Brookwood Grill restaurant. On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party for an aggregate gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership was allocated a gain of approximately $26,000 and net sale proceeds of approximately $78,000. The net proceeds from this sale attributable to the Partnership are held by Fund II-IIOW Associates.

Fund II-IIOW Associates’ investment and approximate ownership percentage in the Joint Ventures as of December 31, 2004 and 2003, is presented below:

	2004		2003
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund I-II Tucker Associates	$2,047,650	48%	$2,120,186	48%
Fund II-III Associates	4,719,963	63%(1)	6,776,737	63%(1)

	$6,767,613		$8,896,923

(1)	Fund II-IIOW Associates owns equity interest of approximately 64% in Boeing at the Atrium and approximately 62% in Brookwood Grill.

Fund II-IIOW Associates’ investment in the Joint Ventures for the years ended December 31, 2004 and 2003 is presented below:

	2004	2003
Investment in joint ventures, beginning of year	$8,896,923	$10,543,898
Equity in income of joint ventures	941,850	276,701
Contributions to joint ventures	95,482	70,000
Distributions from joint ventures	(3,166,642)	(1,993,676)

Investment in joint ventures, end of year	$6,767,613	$8,896,923

Condensed financial information for the joint ventures in which Fund II-IIOW Associates owned interests as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002, is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2004	2003	2004	2003	2004	2003
Fund I-II Tucker Associates	$5,150,010	$5,257,472	$892,054	$873,702	$4,257,956	$4,383,770

Fund I-II-IIOW-VI-VII Associates	0	0	0	0	0	0

Fund II-III Associates	7,939,056	11,151,956	538,422	466,419	7,400,634	10,685,537

	$13,089,066	$16,409,428	$1,430,476	$1,340,121	$11,658,590	$15,069,307

	Total Revenues			Income (Loss) From Continuing Operations				Income From Discontinued Operations					Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,					For The Years Ended December 31,
	2004	2003	2002	2004		2003	2002	2004		2003		2002	2004		2003	2002
Fund I-II Tucker Associates	$716,179	$730,036	$897,223	$(32,940)		$(108,029)	$4,546	$0		$375,875	(1)	$176,145	$(32,940	)(4)	$267,846	$180,691
Fund I-II-IIOW-VI-VII Associates	0	0	141,151	0		0	122,682	0		0		0	0		0	122,682
Fund II-III Associates	1,779,150	1,699,937	771,448	667,930	(2)	72,454	(715,004)	863,986	(3)	163,732		123,264	1,531,916	(4)	236,186	(591,740)

	$2,495,329	$2,429,973	$1,809,822	$634,990		$(35,575)	$(587,776)	$863,986		$539,607		$299,409	$1,498,976		$504,032	$(288,367)

(1)	Includes a gain of $292,927 recognized on the sale of the retail portion of Heritage Place, of which $7,470 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(2)	The net income includes $484,250 equity in income from Fund II-III-VI-VII Associates. Fund II-III-VI-VII Associates recognized a gain of $1,873,400 on the sale of the Holcomb Bridge Property, of which $438,938 is attributable to Fund II-III Associates.

(3)	Includes a gain of $771,145 recognized on the sale of the Brookwood Grill, of which $25,525 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

(4)	Effective July 1, 2004, Fund I-II Tucker Associates and Fund II-III Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for year ended December 31, 2004 of approximately $49,246 and $144,262, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Fund II-III-VI-VII Associates

During 1995, the remaining 4.3 acres of the Brookwood Property was transferred at cost to Fund II-III-VI-VII Associates. Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially completed in 1996. Once constructed, this property became known as the Holcomb Bridge Property. As a result of the sale of the aforementioned sale of the Holcomb Bridge Property, the Partnership was allocated an immediate gain of approximately $15,000, a deferred gain of approximately $1,200, and net sale proceeds of approximately $54,000, which is held by Fund II-IIOW Associates. The deferred gain represents the Partnership’s pro rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of December 31, 2004, the Partnership had recognized approximately $100 of the deferred gain.

Condensed financial information for the joint venture in which the Partnership holds an interest through its ownership in Fund II-III Associates as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002, is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2004	2003	2004	2003	2004	2003
Fund II-III-VI-VII Associates	$32,963	$5,065,573	$130,560	$117,402	$(97,597)	$4,948,171

	Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations				Net Income
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,
	2004	2003	2002	2004	2003	2002	2004		2003	2002	2004	2003	2002
Fund II-III-VI-VII Associates	$0	$0	$0	$(13,194)	$0	$0	$2,079,990	(1)	$210,044	$169,386	$2,066,796	$210,044	$169,386

	$0	$0	$0	$(13,194)	$0	$0	$2,079,990		$210,044	$169,386	$2,066,796	$210,044	$169,386

(1)	Includes a gain of $1,873,400 recognized on the sale of the Holcomb Bridge property, of which $14,613 is attributable to the Partnership and has been allocated to the Class A and Class B partners pursuant to the provisions of the partnership agreement (Note 2).

5.	PER UNIT AMOUNTS

Income (loss) per limited partnership unit amounts are calculated based upon weighted-average units outstanding during the respective periods. Income (loss) per limited partnership unit, as presented in the accompanying financial statements, will vary from the per unit amounts attributable to the individual investors due to the differences between the GAAP and tax basis treatment of certain items of income and expense and the fact that, within the respective classes of Class A Units and Class B Units, individual units have different characteristics including capital bases, cumulative operating and net property sales proceeds distributions, and cumulative earnings allocations as a result of, among other things, the timing of when the limited partners were admitted into the Partnership.

6.	INCOME TAX BASIS NET INCOME AND PARTNERS’ CAPITAL

A reconciliation of the Partnership’s financial statement net income (loss) to net income presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Financial statement net income (loss)	$12,382	$(28,541)	$(61,423)
Increase (decrease) in net income resulting from:
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	(422)	(219)	1,011
Bad debts	647	(351)	4,921
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	12,366 (1)	25,525	26,315
Expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	(4,382)	(4,351)	(8,788)
Rental income recognized for income tax purposes (less than) in excess of amounts for financial reporting purposes	6,026	9,755	(4,587)
Gain on sale of property for income tax purposes	(9,075)	(11,156)	0
Involuntary conversion for income tax purposes	0	0	0
Other (Includes meals & entertainment)	(1,546)	0	30

Income tax basis net income	$15,996	$(9,338)	$(42,521)

(1)	Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which Tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
Financial statement partners’ capital	$1,005,053	$992,671	$1,021,212
Increase (decrease) in partners’ capital resulting from:
Amortization expense for financial reporting purposes in excess of amounts for income tax purposes	370	792	1,011
Bad debts	5,217	4,570	4,921
Depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	265,127	252,761	227,236
Joint venture change in ownership	(1,427)	(1,427)	(1,427)
Accumulated expenses deductible when paid for income tax purposes, accrued for financial reporting purposes	17,346	21,728	26,079
Accumulated rental income accrued for financial reporting in excess of amounts for income tax purposes	5,858	(168)	(9,923)
Partnership distributions payable	0	0	0
Other (Includes meals & entertainment)	(4,524)	(2,978)	(2,978)
Gain on sale of property for income tax purposes	(63,402)	(54,327)	(43,171)

Income tax basis partners’ capital	$1,229,618	$1,213,622	$1,222,960

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2004 and 2003:

	2004 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of Fund II and Fund II-OW	$(8,818)	$(11,305)	$37,974	$(6,318)
Interest and other income	0	250	0	871
Net income (loss)	(8,818)	(11,055)	37,974	(5,719)
Net income (loss) allocated to limited partners:
Class A	(8,818)	(11,055)	0	1,912
Class B	0	0	37,974	(7,631)
Net income (loss) per limited partner unit outstanding:
Class A(a)	$(1.45)	$(1.82)	$0.00	$0.32
Class B	$0.00	$0.00	$23.35	$4.69

(a)	The sum of the four quarterly amounts does not equal the respective annual amount presented in the accompanying financial statements due to rounding.

	2003 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in income (loss) of Fund II and Fund II-OW	$(5,960)	$(3,351)	$(7,940)	$(10,530)
Interest and other income	0	76	2	(35)
Net loss	(5,960)	(3,275)	(7,938)	(11,368)
Net loss allocated to limited partners:
Class A	(5,960)	(3,275)	(7,938)	(11,368)
Class B	0	0	0	0
Net loss per limited partner unit outstanding:
Class A	$(0.98)	$(0.54)	$(1.31)	$(1.88)
Class B	$0.00	$0.00	$0.00	$0.00

8.	AMERICAN JOBS CREATION ACT OF 2004

The American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. Currently, it is unclear as to how the transition rules and effective dates set forth in the Act will apply to entities such as the Partnership. However, on March 11, 2005, the Internal Revenue Service issued IRS Notice 2005-29 announcing that the IRS will not apply Section 470 to partnerships for taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. It is important to note that IRS Notice 2005-29 provides relief for partnerships for taxable year 2004 only. Accordingly, unless Congress passes corrective legislation which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, based on a strict reading of the Act, future passive losses allocable to Class B limited partners may only be used to offset passive income generated from the same property or within the same fund.

9.	COMMITMENTS AND CONTINGENCIES

Litigation Against Related Parties

During early 2004, a putative class action complaint was filed against, among others, Leo. F. Wells, III, and Wells Capital, our General Partners, and Wells Management. The Court granted the plaintiffs’ motion to permit voluntary dismissal of this suit, and it was dismissed without prejudice. In November 2004, the same plaintiffs filed a second putative class action complaint against, among others, Mr. Wells, Wells Capital, and Wells Management. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. The details of both complaints are outlined below.

As a matter of background, on or about March 12, 2004, a putative class action complaint (the “Original Complaint”) was filed by four individuals (the “plaintiffs”) against Wells Real Estate Fund I, and Wells Capital, and Leo F. Wells, III (collectively, “the General Partners of Wells Real Estate Fund I”), as well as Wells Management and Wells Investment Securities, Inc. (“WIS”) (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04-A-2791 2). Wells Real Estate Fund I is a public limited partnership. The plaintiffs filed the Original Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 15, 2003. The Original Complaint alleged, among other things, that (a) the General Partners of Wells Real Estate Fund I, WIS, and Wells Real Estate Fund I negligently and fraudulently made false statements and material omissions in connection with the initial sale (September 6, 1984 - September 5, 1986) of the B units to investors of Wells Real Estate Fund I by making false statements and omissions in sales literature relating to the distribution of net sale proceeds to holders of B units, among other things; (b) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I negligently and fraudulently misrepresented and concealed disclosure of, among other things, alleged discrepancies between such statements and provisions in the partnership agreement for a period of time in order to delay such investors from taking any legal, equitable, or other action to protect their investments in Wells Real Estate Fund I, among other reasons; (c) Mr. Wells and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners; and (d) the General Partners of Wells Real Estate Fund I and Wells Real Estate Fund I breached fiduciary duties to the limited partners. On June 3, 2004, the Court granted the plaintiffs’ motion to permit voluntary dismissal, and the Original Complaint was dismissed without prejudice.

On or about November 24, 2004, the plaintiffs filed a second putative class action complaint (the “Complaint”) against Mr. Wells, Wells Capital, Wells Management, and Wells Real Estate Fund I (Hendry et al. v. Leo F. Wells, III et al., Superior Court of Gwinnett County, Georgia, Civil Action No. 04A-13051 6) (the “Hendry Action”). The plaintiffs filed the Complaint purportedly on behalf of all limited partners holding B units of Wells Real Estate Fund I as of January 9, 2002. The Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I breached their fiduciary duties to the limited partners by, among other things, (a) failing to timely disclose alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; (b) engaging in a scheme to fraudulently conceal alleged inconsistencies between sales literature and the partnership agreement relating to the distribution of net sale proceeds; and (c) not accepting a settlement offer proposed by a holder of A units and a holder of A and B units in other litigation naming Wells Real Estate Fund I as a defendant, in which other litigation the court subsequently granted summary judgment in favor of Wells Real Estate Fund I. The Complaint also alleges that misrepresentations and omissions in an April 2002 consent solicitation to the limited partners caused that consent solicitation to be materially misleading. In addition, the Complaint alleges, among other things, that the General Partners of Wells Real Estate Fund I and Wells Management breached an alleged contract arising out of a June 2000 consent solicitation to the limited partners relating to an alleged waiver of deferred management fees.

The plaintiffs seek, among other remedies, the following: judgment against the General Partners of Wells Real Estate Fund I, jointly and severally, in an amount to be proven at trial; punitive damages; disgorgement of fees earned by the General Partners directly or through their affiliates; a declaration that the consent obtained as a result of an April 2002 consent solicitation is null and void; enforcement of an alleged contract arising out of the June 2000 consent solicitation to waive Wells Management’s deferred management fees; and an award to plaintiffs of their attorneys’ fees, costs and expenses. The Complaint states that Wells Real Estate Fund I is named only as a necessary party defendant and that the plaintiffs seek no money from or relief at the expense of Wells Real Estate

Fund I. On January 28, 2005, the defendants filed motions to dismiss the plaintiffs’ claims. The Court has not yet ruled on those motions. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time. However, an adverse outcome could adversely affect the ability of Wells Capital, Wells Management, and Mr. Wells to fulfill their respective duties under the agreements and relationships they have with us.

The Hendry Action states that Wells Real Estate Fund I is named only as a necessary defendant and that the plaintiffs are seeking no money from or relief at the expense of Wells Real Estate Fund I. Since the partnership agreement of Wells Real Estate Fund I contains no provision for advancing defense costs to the General Partners of Wells Real Estate Fund I in connection with litigation involving the partnership in instances where the plaintiffs are seeking no monetary relief from the partnership, the General Partners of Wells Real Estate Fund I, currently Wells Capital, are funding the legal fees, costs, and expenses relating to this litigation. As of December 31, 2004, Wells Capital had incurred approximately $32,000 in legal fees, costs, and expenses related to defending the Hendry Action. At this time, management is unable to determine whether the likelihood of an unfavorable outcome is either probable or remote.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund I and Fund II Tucker:

We have audited the accompanying balance sheet of Fund I and Fund II Tucker as of December 31, 2003, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund I and Fund II Tucker at December 31, 2003, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND I AND FUND II TUCKER

BALANCE SHEETS

DECEMBER 31, 2004 and 2003

ASSETS

	(Unaudited) 2004	2003
Real estate assets, at cost:
Land	$2,292,078	$2,292,078
Building and improvements, less accumulated depreciation of $3,689,138 and $3,444,465 at December 31, 2004 and 2003, respectively	2,597,817	2,707,270

Total real estate assets	4,889,895	4,999,348

Cash and cash equivalents	82,706	123,817
Accounts receivable, net	75,798	75,848
Other assets, net	101,611	58,459

Total assets	$5,150,010	$5,257,472

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$73,945	$61,462
Partnership distributions payable	28,568	31,854
Due to affiliate	782,874	757,768
Deferred rent	6,667	22,618

Total liabilities	892,054	873,702

Partners’ capital:
Wells Real Estate Fund I	2,210,305	2,263,584
Fund II and Fund II-OW	2,047,651	2,120,186

Total partners’ capital	4,257,956	4,383,770

Total liabilities and partners’ capital	$5,150,010	$5,257,472

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, and 2002

	(Unaudited) 2004	2003	2002
REVENUES:
Rental income	$706,917	$728,871	$890,376
Bad debt recoveries	4,923	0	4,412
Interest and other income	4,339	1,165	2,435

Total revenues	716,179	730,036	897,223

EXPENSES:
Operating costs	355,693	360,069	350,538
Depreciation	244,673	293,130	331,622
Joint venture administration	48,717	49,607	51,723
Management and leasing fees	43,383	80,314	58,142
Legal and accounting	32,878	39,294	28,745
Amortization of deferred leasing costs	19,083	15,061	37,763
Bad debt expense	4,692	590	34,144

Total expenses	749,119	838,065	892,677

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(32,940)	(108,029)	4,546

DISCONTINUED OPERATIONS:
Operating income	0	82,948	176,145
Gain on disposition	0	292,927	0

Income from discontinued operations	0	375,875	176,145

NET INCOME	$(32,940)	$267,846	$180,691

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, and 2002

	Wells Real Estate Fund I	Fund II and Fund II-OW	Total Partners’ Capital
Balance, December 31, 2001	$4,170,868	$3,800,920	$7,971,788

Net income	99,543	81,148	180,691
Partnership distributions	(369,923)	(268,156)	(638,079)

Balance, December 31, 2002	3,900,488	3,613,912	7,514,400

Net income	139,039	128,807	267,846
Partnership distributions	(1,775,943)	(1,622,533)	(3,398,476)

Balance, December 31, 2003	2,263,584	2,120,186	4,383,770

Net income	(17,099)	(15,841)	(32,940)
Partnership distributions	(36,180)	(56,694)	(92,874)

Balance, December 31, 2004 (Unaudited)	$2,210,305	$2,047,651	$4,257,956

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, and 2002

	(Unaudited) 2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(32,940)	$267,846	$180,691
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale	0	(292,927)	0
Depreciation	244,673	302,511	462,145
Amortization deferred leasing costs	19,083	3,726	37,764
Changes in assets and liabilities:
Accounts receivable, net	50	(80,097)	38,377
Other assets, net	(7,441)	42,031	(7,037)
Accounts payable, accrued expenses, and refundable security deposits	12,483	5,947	14,246
Deferred rent	(15,951)	24,507	0
Due to affiliate	25,106	27,089	44,215

Total adjustments	278,003	32,787	589,710

Net cash provided by operating activities	245,063	300,633	770,401

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate	0	3,207,708	0
Investment in real estate	(135,220)	(45,660)	(76,889)
Payment of deferred leasing costs	(54,794)	(2,436)	(14,630)

Net cash (used in) provided by investing activities	(190,014)	3,159,612	(91,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(96,160)	(3,525,409)	(642,876)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(41,111)	(65,164)	36,006

CASH AND CASH EQUIVALENTS, beginning of year	123,817	188,981	152,975

CASH AND CASH EQUIVALENTS, end of year	$82,706	$123,817	$188,981

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$28,568	$31,854	$158,787

Write-off of fully amortized deferred leasing costs	$0	$86,530	$0

See accompanying notes.

FUND I AND FUND II TUCKER

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004 (Unaudited), 2003, and 2002

1.    ORGANIZATION AND BUSINESS

On December 10, 1986, Wells Real Estate Fund I and Fund II and Fund II-OW entered into a joint venture agreement to create Fund I and Fund II Tucker (the “Joint Venture”). Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW. The general partners of Wells Real Estate Fund I, Wells Real Estate Fund II, and Wells Real Estate Fund II-OW are Leo F. Wells, III and Wells Capital, Inc.

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. During 2004, 2003, and 2002, the Joint Venture owned 100% interest in Heritage Place, which originally consisted of a retail shopping and commercial office complex located in Tucker, Georgia.

On April 7, 2003, the Joint Venture sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Joint Venture received net proceeds of $3,207,708 and recognized a gain of $293,000.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $49,246 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and would provide for allowances should such balances, or a portion thereof, be deemed uncollectible. Allowances of $4,269 and $19,535 are included in accounts receivable, net, as of December 31, 2004 and 2003, respectively.

Other Assets, net

Other assets as of December 31, 2004 and 2003 are comprised of the following items:

	2004	2003
Deferred leasing costs, net	$64,528	$28,817
Refundable security deposits	35,023	29,642
Prepaid property insurance	2,060	0

Total	$101,611	$58,459

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs are presented net of accumulated amortization of $48,762 and $29,679 as of December 31, 2004 and 2003, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund such balances to the tenants upon the expiration of the related lease term.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund I and Fund II and Fund II-OW held ownership interests in the Joint Venture of approximately 52% and 48%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund I and Fund II and Fund II-OW are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    RELATED-PARTY TRANSACTIONS

(a)    Management and Leasing Fees

Wells Real Estate Fund I and Fund II and Fund II-OW entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund I, L.P., Wells Real Estate Fund II, L.P. and Wells Real Estate Fund II-OW, L.P. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. In the opinion of management, this is a reasonable estimation of such expenses.

Through December 31, 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Joint Venture with respect to the property owned by the Joint Venture. As of December 31, 2004 and 2003, the Joint Venture owed aggregate management and leasing fees to Wells Management of $778,736 and $757,768, which is included in due to affiliate in the accompanying balance sheets.

(b)    Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2004, 2003, and 2002, the Joint Venture reimbursed $41,834, $39,396, and $36,227, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $4,138 and $0 are included in due to affiliate in the accompanying balance sheets.

(c)    Conflicts of Interest

The general partners of Wells Real Estate Fund I and Fund II and Fund II-OW are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.    DISCONTINUED OPERATIONS

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

	2004	2003	2002
Total property revenues	$0	$122,985	$439,500

Operating costs-rental property	0	23,277	106,462
Depreciation	0	9,381	130,523
Management and leasing fees	0	7,379	26,370

Total expenses	0	40,037	263,355

Operating income	0	82,948	176,145
Gain on disposition	0	292,927	0

Income from discontinued operations	$0	$375,875	$176,145

5.    RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases at December 31, 2004 as follows:

Year ending December 31:
2005	649,887
2006	559,575
2007	427,248
2008	311,828
2009	203,404
Thereafter	28,396

$2,180,338

One tenant contributed 17% of rental income for the year ended December 31, 2004. In addition, one tenant will contribute approximately 27% and two tenants will contribute approximately 10% each of future minimum rental income.

FUND I AND FUND II TUCKER

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2004				Accumulated Depreciation(b)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
HERITAGE PLACE(a)	None	$2,756,378	$5,443,595	$379,060	$2,292,078	$6,286,955	$0	$8,579,033	$3,689,138	1987	9/04/86

(a)	Heritage Place is a commercial office complex located in Tucker, Georgia. The retail portion of this property was sold on April 7, 2003.

(b)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	12,870,920	4,363,518

2002 additions	76,889	462,145

BALANCE AT DECEMBER 31, 2002	12,947,809	4,825,663

2003 additions	45,660	293,130
2003 disposals	(4,549,656)	(1,674,328)

BALANCE AT DECEMBER 31, 2003	8,443,813	3,444,465

2004 additions	135,220	244,673

BALANCE AT DECEMBER 31, 2004	$8,579,033	$3,689,138

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund II-OW:

We have audited the accompanying balance sheets of Fund II and Fund II-OW as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund II-OW at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND II AND FUND II-OW

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Real estate assets, at cost:
Land	$1,367,856	$1,367,856
Building and improvements, less accumulated depreciation of $4,686,032 and $4,438,122 at December 31, 2004 and 2003, respectively	3,103,734	3,351,644

Total real estate assets	4,471,590	4,719,500

Investment in joint ventures	6,767,613	8,896,922
Cash and cash equivalents	7,536,556	4,856,041
Due from joint ventures	103,255	129,721
Other assets	2,002	0

Total assets	$18,881,016	$18,602,184

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$47,037	$7,422
Due to affiliates	7,031	0
Partnership distributions payable	7,530,593	4,869,179

Total liabilities	7,584,661	4,876,601

Partners’ capital:
Wells Real Estate Fund II	10,696,519	12,996,755
Wells Real Estate Fund II-OW	599,836	728,828

Total partners’ capital	11,296,355	13,725,583

Total liabilities and partners’ capital	$18,881,016	$18,602,184

See accompanying notes.

FUND II AND FUND II-OW

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
EQUITY IN INCOME (LOSS) OF JOINT VENTURES	$941,850	$276,700	$(211,352)

REVENUES:
Interest income	60,803	31,944	108
Other income	0	5,948	0
Tenant reimbursements	0	0	811

Total revenues	60,803	37,892	919

EXPENSES:
Depreciation	247,910	360,332	360,972
Operating costs	186,023	243,464	259,758
Joint venture administration	225,631	115,855	104,474
Legal and accounting	110,783	95,527	99,862
Computer costs	4,740	11,798	10,893
Management and leasing fees	10,380	10,800	0
Other expenses	0	0	108,474

Total expenses	785,467	837,776	944,433

NET INCOME (LOSS)	$217,186	$(523,184)	$(1,154,866)

See accompanying notes.

FUND II AND FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Wells Real Estate Fund II	Wells Real Estate Fund II-OW	Total Partners’ Capital
Balance, December 31, 2001	$19,051,114	$1,069,403	$20,120,517

Net loss	(1,093,364)	(61,502)	(1,154,866)
Partnership contributions	1,213,516	66,991	1,280,507
Partnership distributions	(4,449,401)	(248,454)	(4,697,855)

Balance, December 31, 2002	14,721,865	826,438	15,548,303

Net loss	(495,403)	(27,781)	(523,184)
Partnership contributions	283,597	15,903	299,500
Partnership distributions	(1,513,304)	(85,732)	(1,599,036)

Balance, December 31, 2003	12,996,755	728,828	13,725,583

Net income	205,653	11,533	217,186
Partnership contributions	14,204	796	15,000
Partnership distributions	(2,520,093)	(141,321)	(2,661,414)

Balance, December 31, 2004	$10,696,519	$599,836	$11,296,355

See accompanying notes.

FUND II AND FUND II-OW

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$217,186	$(523,184)	$(1,154,866)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of joint ventures	(941,850)	(276,700)	211,352
Distributions received from joint ventures	715,448	451,089	5,225,608
Operating depreciation	247,910	360,332	360,972
Changes in assets and liabilities:
Due from joint ventures	0	17,452	2,613
Other assets	(2,002)	0	0
Accounts payable and accrued expenses	39,615	(121,589)	122,750
Due to affiliates	7,031	0)	0

Total adjustments	66,152	430,584	5,923,295

Net cash provided by (used in) operating activities	283,338	(92,600)	4,768,429

CASH FLOWS FROM INVESTING ACTIVITIES:
Net property sale proceeds received from joint ventures	2,477,659	1,542,587	(8,648)
Contribution to joint ventures	(95,482)	(70,000)	(1,200,498)

Net cash provided by (used in) investing activities	2,382,177	1,472,587	(1,209,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	0	0	(1,687,780)
Contributions received from partners	15,000	299,500	1,280,507

Net cash provided by (used in) financing activities	15,000	299,500	(407,273)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,680,515	1,679,487	3,152,010

CASH AND CASH EQUIVALENTS, beginning of year	4,856,041	3,176,554	24,544

CASH AND CASH EQUIVALENTS, end of year	$7,536,556	$4,856,041	$3,176,554

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from joint ventures	$103,255	$129,721	$147,173

Partnership distributions payable	$2,661,414	$1,599,036	$3,270,143

See accompanying notes.

FUND II AND FUND II-OW

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.    ORGANIZATION AND BUSINESS

In March 1998, Wells Real Estate Fund II and Wells Real Estate Fund II-OW entered into a joint venture agreement to create Fund II and Fund II-OW (the “Joint Venture”). The general partners of Wells Real Estate Fund II and Wells Real Estate Fund II-OW are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”).

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. During the periods presented, the Joint Venture owned 100% of the Louis Rose Building, a two-story office building located in Charlotte, North Carolina.

Additionally, during the periods presented, the Joint Venture owned interests in the following properties and joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund I, II, II-OW, VI and VII Associates (“Fund I-II-IIOW-VI-VII Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	1. Cherokee Commons(1) A retail shopping center located in Cherokee County, Georgia
Fund I and Fund II Tucker (“Fund I-II Tucker Associates”)	• Wells Real Estate Fund I • Fund II and Fund II-OW	2. Heritage Place(2) A commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas 4. Brookwood Grill(3) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property(3) An office/retail center located in Roswell, Georgia

(1)	This property was sold in October 2001; Fund I-II-IIOW-VI-VII was liquidated in the fourth quarter of 2002.

(2)	Retail portion of this property (approximately 30%) was sold in April 2003.

(3)	These properties were sold in July 2004.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rental revenues collected in advance are recorded as deferred rent in the accompanying balance sheets.

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $112,422 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

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

Other Assets

Other assets is comprised of prepaid property insurance.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Wells Real Estate Fund II and Wells Real Estate Fund II-OW held ownership interests in the Joint Venture of approximately 95% and 5%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The general and limited partners of Wells Real Estate Fund II and Wells Real Estate Fund II-OW are required to include their respective shares of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.     RELATED-PARTY TRANSACTIONS

(a)    Due from joint ventures

Due from joint ventures as of December 31, 2004 and 2003 represents the Joint Venture’s share of cash to be distributed from the Joint Ventures for the fourth quarters of 2004 and 2003, respectively.

(b)    Management and Leasing Fees

Wells Real Estate Fund II and Wells Real Estate Fund II-OW entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund II and Wells Real Estate Fund II-OW. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture generally pays Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture indirectly incurred management and leasing fees through its ownership in the Joint Ventures of $111,486, $104,199, and $97,709 for the years ended December 31, 2004, 2003, and 2002, respectively.

(c)    Administration Reimbursements

Wells Capital, one of the general partners of Wells Real Estate Fund II and Wells Real Estate Fund II-OW, and Wells Management perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on estimates of the time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint Venture reimbursed $175,335, $95,850, and $78,053, respectively, to Wells Capital and Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $7,031 and $0 are included in due to affiliates in the accompanying balance sheets, respectively.

(d)    Conflicts of Interests

The general partners of Wells Real Estate Fund II and Wells Real Estate Fund II-OW are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.    INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

The Joint Venture’s investment in Joint Ventures for the years ended December 31, 2004 and 2003 are presented below:

	2004	2003
Investment in Joint Ventures, beginning of year	$8,896,922	$10,543,898
Equity in income of Joint Ventures	941,850	276,700
Contribution to Joint Ventures	95,482	70,000
Distributions from Joint Ventures	(3,166,641)	(1,993,676)

Investment in Joint Ventures, end of year	$6,767,613	$8,896,922

The Joint Venture’s investment and approximate ownership percentage in Joint Ventures as of December 31, 2004 and 2003 are presented below:

	2004		2003
	Amount	Percent	Amount	Percent
Fund I-II Tucker Associates	$2,047,650	48%	$2,120,186	48%
Fund II-III Associates	4,719,963	63(1)	6,776,736	63(1)

	$6,767,613		$8,896,922

(1)	The Joint Venture owns equity interest of approximately 64% in Boeing at the Atrium and approximately 62% in Brookwood Grill.

Fund I-II-IIOW-VI-VII Associates

Fund I-II-IIOW-VI-VII Associates was formed in August 1995 for the purpose of owning and operating Cherokee Commons, a retail shopping center containing approximately 103,755 square feet, located in Cherokee County, Georgia. On October 1, 2001, Fund I-II-IIOW-VI-VII Associates sold Cherokee Commons to an unrelated third party for a gross selling price of $8,660,000. As a result of this sale, the Joint Venture was allocated a gain of approximately $926,000 and received net sale proceeds of approximately $4,516,000. The net proceeds from this sale attributable to the Partnership are held by Fund II-IIOW Associates. Fund I-II-IIOW-VI-VII Associates was liquidated in the fourth quarter of 2002.

Fund I-II Tucker Associates

On December 10, 1986, Fund I-II Tucker Associates was formed for the purpose of investing in commercial real estate properties. Fund I-II Tucker Associates developed and constructed a retail shopping center containing approximately 29,858 square feet and a commercial office building complex containing approximately 67,465 square feet and located in Tucker, Georgia. On April 7, 2003, Fund I-II Tucker Associates sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Joint Venture recognized a gain of approximately $141,000 and received net sales proceeds of approximately $1,543,000. The net proceeds from this sale attributable to the Partnership are held by Fund II-IIOW Associates.

Fund II-III Associates

On April 3, 1989, Fund II-III Associates was formed for the purposes of developing, constructing, operating and selling commercial and industrial real properties. In April 1989, Fund II-III Associates acquired Boeing at the Atrium, a four-story office building located in Houston Texas. In 1991, the Joint Venture contributed its interest in a 5.8-acre parcel of land known as the Brookwood Property located in Roswell, Georgia, to Fund II-III Associates. A restaurant, Brookwood Grill, was developed on 1.5 acres of the Brookwood Property. During 1995, the remaining 4.3 acres of the Brookwood Property was transferred at cost to the Fund II-III-VI-VII Associates. On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates sold Brookwood Grill and the Holcomb Bridge Property to an unrelated third party for an aggregate gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, the Joint Venture was allocated a gain of approximately $481,000 and received net proceeds of approximately $1,463,000. The net proceeds from this sale attributable to the Partnership are held by Fund II-IIOW Associates.

Condensed financial information for the Joint Ventures in which the Joint Venture owned interests as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2004	2003	2004	2003	2004	2003
Fund I-II Tucker Associates	$5,150,010	$5,257,472	$892,054	$873,702	$4,257,956	$4,383,770
Fund I-II-IIOW-VI-VII Associates	0	0	0	0	0	0
Fund II-III Associates	7,939,056	11,151,956	538,422	466,419	7,400,634	10,685,537

	$13,089,066	$16,409,428	$1,430,476	$1,340,121	$11,658,590	$15,069,307

	Total Revenues			Income (Loss) From Continuing Operations				Income From Discontinued Operations					Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,					For The Years Ended December 31,
	2004	2003	2002	2004		2003	2002	2004		2003		2002	2004		2003	2002
Fund I-II Tucker Associates	$716,179	$730,036	$897,223	$(32,940)		$(108,029)	$4,546	$0		$375,875	(1)	$176,145	$(32,940	)(4)	$267,846	$180,691
Fund I-II-IIOW-VI-VII Associates	0	0	141,151	0		0	122,682	0		0		0	0		0	122,682
Fund II-III Associates	1,779,150	1,699,937	771,448	667,930	(2)	72,454	(715,004)	863,986	(3)	163,732		123,264	1,531,916	(4)	236,186	(591,740)

	$2,495,329	$2,429,973	$1,809,822	$634,990		$(35,575)	$(587,776)	$863,986		$539,607		$299,409	$1,498,976		$504,032	$(288,367)

(1)	Includes a gain of $292,927 recognized on the sale of the retail portion of Heritage Place, of which $140,869 is attributable to the Joint Venture and has been allocated to the joint venture partners pursuant to the provisions of the joint venture agreement (Note 2).

(2)	The net income includes $484,250 equity in income from Fund II-III-VI-VII Associate. Fund II-III-VI-VII Associates recognized a gain of $1,873,400 on the sale of the Holcomb Bridge Property, of which $273,704 is attributable to the Joint Venture.

(3)	Includes a gain of $771,145 recognized on the sale of the Brookwood Grill, of which $480,809 is attributable to the Joint Venture and has been allocated to the joint venture partners pursuant to the provisions of the joint venture agreement (Note 2).

(4)	Effective July 1, 2004, Fund I-II Tucker Associates and Fund II-III Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase (decrease) to net income (loss) for year ended December 31, 2004 of approximately $49,246 and $144,262, respectively. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Fund II-III-VI-VII Associates

During 1995, the remaining 4.3 acres of the Brookwood Property was transferred at cost to Fund II-III-VI-VII Associates. Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially completed in 1996. Once constructed, this property became known as the Holcomb Bridge Property. As a result of the aforementioned sale of the Holcomb Bridge Property, the Joint Venture recognized an immediate gain of approximately $272,000, recorded a deferred gain of approximately $23,000, and received net sale proceeds of approximately $1,007,000. The deferred gain represents the Joint Venture’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of December 31, 2004, the Joint Venture had recognized approximately $1,800 of the deferred gain.

Condensed financial information for the joint venture in which Fund II-III Associates holds an interest as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2004	2003	2004	2003	2004	2003
Fund II-III-VI- VII Associates	$32,963	$5,065,573	$130,560	$117,402	$(97,597)	$4,948,171

	Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations				Net Income
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,
	2004	2003	2002	2004	2003	2002	2004		2003	2002	2004	2003	2002
Fund II-III-VI-VII Associates	$0	$0	$0	$(13,194)	$0	$0	$2,079,990	(1)	$210,044	$169,386	$2,066,796	$210,044	$169,386

	$0	$0	$0	$(13,194)	$0	$0	$2,079,990		$210,044	$169,386	$2,066,796	$210,044	$169,386

(1)	Includes a gain of $1,873,400 recognized on the sale of the Holcomb Bridge property, of which $273,704 is attributable to the Joint Venture and has been allocated to the joint venture partners pursuant to the provisions of the joint venture agreement (Note 2).

5.    RENTAL INCOME

The Louis Rose Building has remained vacant following the expiration of the lease for Louis Rose, the previous sole tenant of this property, on April 30, 2001.

FUND II AND FUND II-OW

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2004

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2004				Accumulated Depreciation(b)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
LOUIS ROSE BUILDING(a)	None	$1,282,500	$7,285,315	$589,807	$1,367,856	$7,789,766	$0	$9,157,622	$4,686,032	1987	5/09/88

(a)	The Louis Rose Building is a two-story office building located in Charlotte, North Carolina

(b)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	$9,148,974	$3,716,818

2002 additions	8,648	360,972

BALANCE AT DECEMBER 31, 2002	9,157,622	4,077,790

2003 additions	0	360,332

BALANCE AT DECEMBER 31, 2003	9,157,622	4,438,122

2004 additions	0	247,910

BALANCE AT DECEMBER 31, 2004	$9,157,622	$4,686,032

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund III Associates:

We have audited the accompanying balance sheets of Fund II and Fund III Associates as of December 31, 2004 and 2003, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund III Associates at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2005

FUND II AND FUND III ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2004 AND 2003

ASSETS

	2004	2003
Real estate assets, at cost:
Land	$1,504,743	$2,249,966
Building and improvements, less accumulated depreciation of $9,789,754 and $9,834,673 at December 31, 2004 and 2003, respectively	5,195,022	6,319,327

Total real estate assets	6,699,765	8,569,293

Investment in Fund II, III, VI, and VII Associates	0	1,159,595
Cash and cash equivalents	554,086	472,188
Accounts receivable, net	342,684	501,336
Prepaid expenses and other assets, net	341,339	436,851
Due from Fund II, III, VI, and VII Associates	1,182	12,693

Total assets	$7,939,056	$11,151,956

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$239,731	$278,872
Partnership distributions payable	110,788	185,741
Due to affiliate	2,205	0
Obligation to joint venture partners	24,896	0
Deferred rent	160,802	1,806

Total liabilities	538,422	466,419

Partners’ capital:
Fund II and Fund II-OW	4,719,270	6,776,735
Wells Real Estate Fund III, L.P.	2,681,364	3,908,802

Total partners’ capital	7,400,634	10,685,537

Total liabilities and partners’ capital	$7,939,056	$11,151,956

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
EQUITY IN INCOME OF FUND II, III, VI, AND VII ASSOCIATES	$484,250	$49,213	$40,771

REVENUES:
Rental income	1,736,835	1,699,182	710,919
Reimbursement income	42,315	0	58,799
Interest and other income	0	755	1,730

Total revenues	1,779,150	1,699,937	771,448

EXPENSES:
Operating costs	777,473	750,623	619,591
Depreciation	556,345	697,396	643,621
Management and leasing fees	225,158	196,340	143,758
Joint venture administration	4,510	4,626	93,544
Legal and accounting	31,984	22,711	26,709
Bad debt expense	0	5,000	0

Total expenses	1,595,470	1,676,696	1,527,223

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	667,930	72,454	(715,004)

DISCONTINUED OPERATIONS:
Operating income	92,841	163,732	123,264
Gain on disposition	771,145	0	0

Income from discontinued operations	863,986	163,732	123,264

NET INCOME (LOSS)	$1,531,916	$236,186	$(591,740)

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	Fund II and Fund II-OW	Wells Real Estate Fund III, L.P.	Total Partners’ Capital
Balance, December 31, 2001	$6,266,590	$3,576,084	$9,842,674

Net loss	(361,015)	(230,725)	(591,740)
Partnership contributions	1,200,499	757,898	1,958,397
Partnership distributions	(176,088)	(106,330)	(282,418)

Balance, December 31, 2002	6,929,986	3,996,927	10,926,913

Net income	147,893	88,293	236,186
Partnership contributions	70,000	39,787	109,787
Partnership distributions	(371,144)	(216,205)	(587,349)

Balance, December 31, 2003	6,776,735	3,908,802	10,685,537

Net income	957,690	574,226	1,531,916
Partnership contributions	81,055	48,945	130,000
Partnership distributions	(3,096,210)	(1,850,609)	(4,946,819)

Balance, December 31, 2004	$4,719,270	$2,681,364	$7,400,634

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2004, 2003, AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,531,916	$236,186	$(591,740)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on disposition	(771,145)	0	0
Equity in income of Fund II, III, VI, and VII Associates	(484,250)	(49,213)	(40,771)
Distributions received from Fund II, III, VI, and VII Associates	66,070	42,411	127,276
Investment in Fund II, III, VI, and VII Associates	0	(9,373)	0
Depreciation	570,925	752,645	702,105
Amortization of deferred leasing costs	102,553	98,537	102,517
Changes in assets and liabilities:
Prepaid expenses and other assets, net	(103,128)	0	46,713
Accounts receivable, net	78,594	7,204	(494,267)
Accounts payable, accrued expenses, and refundable security deposits	(39,141)	(263,916)	563,545
Deferred rent	158,995	(121,869)	0
Due to affiliate	2,205	0	0

Total adjustments	(418,322)	456,426	1,007,118

Net cash provided by operating activities	1,113,594	692,612	415,378

CASH FLOWS FROM INVESTING ACTIVITIES:
Net property sale proceeds from the sale of real estate	2,346,693	0	0
Net property sale proceeds from Fund II, III, VI, & VII	1,614,182	0	0
Investment in real estate assets	(100,799)	(329,532)	(1,089,770)
Payment of deferred lease acquisition costs	0	(86,274)	(516,202)

Net cash provided by (used in) investing activities	3,860,076	(415,806)	(1,605,972)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to joint venture partners	(5,021,772)	(508,060)	(408,374)
Contributions from joint venture partners	130,000	109,787	1,958,397

Net cash (used in) provided by financing activities	(4,891,772)	(398,273)	1,550,023

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	81,898	(121,467)	359,429

CASH AND CASH EQUIVALENTS, beginning of year	472,188	593,655	234,226

CASH AND CASH EQUIVALENTS, end of year	$554,086	$472,188	$593,655

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from Fund II, III, VI, and VII Associates	$1,182	$12,693	$21,607

Partnership distributions payable	$110,788	$185,741	$106,452

Write-off of fully amortized deferred leasing costs	$96,088	$0	$54,351

See accompanying notes.

FUND II AND FUND III ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2004, 2003, AND 2002

1.    ORGANIZATION AND BUSINESS

In April 1989, Fund II and Fund II-OW entered into a joint venture agreement with Wells Real Estate Fund III, L.P., known as Fund II and Fund III Associates (the “Joint Venture”) for the purpose of investing in commercial and industrial real properties. Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II and Wells Real Estate Fund II-OW.

In April 1989, the Joint Venture acquired a 117,580 square foot, four-story office building, Boeing at the Atrium, in Houston Texas. In 1991, Fund II and Fund II-OW contributed its interest in a 5.8-acre of land, known as the Holcomb Bridge Property, in Roswell, Georgia, to the Joint Venture. A 7,440 square foot restaurant, Brookwood Grill, was developed on 1.5 acres of the Holcomb Bridge Property. During 1995, the remaining 4.3 acres of the Holcomb Bridge Property were transferred at cost to the Fund II, III, VI and VII Associates, a joint venture partnership between the Joint Venture, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially complete in 1996. Once constructed, this property became known as the Holcomb Bridge Property. The general partners of Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund III, L.P. are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

On July 1, 2004, the Joint Venture and Fund II, III, VI, and VII Associates sold Brookwood Grill and the Holcomb Bridge Property, respectively, to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the Brookwood Grill sale, the Joint Venture received net sale proceeds of approximately $2,347,000 and recognized a gain of approximately $771,000. As a result of the sale of the Holcomb Bridge Property, the Joint Venture received net sale proceeds of approximately $1,614,000 and was allocated an immediate gain of approximately $436,000, and recorded a deferred gain of approximately $37,000. The deferred gain represents the Joint Venture’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of December 31, 2004, the Joint Venture recognized approximately $2,900 of the deferred gain.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Lease termination income is recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture records the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards No. 66, “Accounting for Sales of Real Estate,” (“SFAS 66”). Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	10-25 years
Land improvements	20 years
Tenant Improvements	Lease term

Management continually monitors events and changes in circumstances that could indicate that carrying amounts of real estate assets held for investment may not be recoverable. When indicators of potential impairment are present, management assesses the recoverability of the assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future cash flows expected from the use and eventual disposition of the asset. In the event the expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to fair value and recognizes the corresponding impairment loss. Management has determined that there has been no impairment in the carrying value of its real estate assets during the periods presented. Upon becoming designated as held for sale, real estate assets are adjusted to the lower of carrying value or fair value, less costs to sell, and depreciation for such assets ceases.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $144,262 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Investment in Fund II, III, VI, and VII Associates

The Joint Venture does not have control over the operations of Fund II, III, VI, and VII Associates; however, it does exercise significant influence. Accordingly, the Joint Venture’s investments in Fund II, III, VI, and VII Associates are recorded using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations are generally distributed to the joint venture partners on a quarterly basis.

As of December 31, 2004, the Joint Venture is obligated to fund $24,896 to Fund II, III, VI, and VII Associates as a result of an eighteen-month rental guarantee provided to the buyer in connection with the sale of the Holcomb Bridge Property.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Accounts Receivable, net

Accounts receivable, net, are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of accounts receivable on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $28,718 and $0 are included in accounts receivable, net as of December 31, 2004 and 2003, respectively.

Prepaid Expenses and Other Assets, net

Prepaid expenses and other assets, net, as of December 31, 2004 and 2003 is comprised of the following balances:

	2004	2003
Deferred leasing costs, net	$333,298	$435,851
Prepaid property insurance	6,990	0
Refundable security deposits	1,000	1,000
Other assets	51	0

Total	$341,339	$436,851

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Deferred leasing costs include accumulated amortization of $717,901 and $615,347 as of December 31, 2004 and 2003, respectively. Refundable security deposits represent cash deposits received from tenants, the offset to which is included in accounts payable, accrued expenses and refundable security deposits in the accompanying balance sheets. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund remaining balances to the tenants upon the expiration of their related lease term.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund II and Fund II-OW and Wells Real Estate Fund III, L.P. held ownership interests in the Joint Venture of approximately 63% and 37%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund III, L.P. are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

3.    RELATED-PARTY TRANSACTIONS

(a)   Due from Fund II, III, VI and VII Associates

Due from Fund II, III, VI, and VII Associates at December 31, 2004 and 2003 is $1,182 and $12,693 represents the Joint Venture’s share of cash to be distributed from Fund II, III, VI, and VII Associates for the fourth quarters of 2004 and 2003, respectively.

(b)   Management and Leasing Fees

Wells Real Estate Fund II, Wells Real Estate Fund II-OW and Wells Real Estate Fund III, L.P. entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of the general partners of Wells Real Estate Fund II, Wells Real Estate Fund II-OW, and Wells Real Estate Fund III, L.P. In consideration for asset management and the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. The Joint Venture incurred management and leasing fees of $132,342, $113,748, and $65,104 for the years ended December 31, 2004, 2003, and 2002, respectively, which are payable to Wells Management.

(c)   Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2004, 2003, and 2002, the Joint Venture reimbursed $39,164, $47,402, and $88,067, respectively, to Wells Management and its affiliates for these services. As of December 31, 2004 and 2003, administrative reimbursements of $2,205 and $0 are included in due to affiliate in the accompanying balance sheets, respectively.

(d)   Conflicts of Interest

The general partners of Wells Real Estate Fund II, Wells Real Estate Fund II-OW and Wells Real Estate Fund III, L.P. are also general partners of other Wells Real Estate Funds. In addition, Wells Capital, Inc. sponsors and advises two affiliated real estate investment trusts (the “REITs”) in which it retains a residual interest. As such, there may exist conflicts of interest whereby the general partners, in their capacity as general partners of other Wells Real Estate Funds or as the advisor to the REITs, may be in competition with the Joint Venture with respect to, among other things, locating suitable replacement tenants or prospective acquirers for property dispositions.

4.    INVESTMENT IN FUND II, III, VI AND VII ASSOCIATES

Roll-forwards of the Joint Venture’s investment in Fund II, III, VI, and VII Associates for the years ended December 31, 2004 and 2003 are presented below:

	2004	2003
Investment in Fund II, III, VI and VII Associates, beginning of year	$1,159,595	$1,134,506
Equity in income of Fund II, III, VI and VII Associates	484,250	49,213
Contributions to Fund II, III, VI and VII Associates	0	9,373
Distributions from Fund II, III, VI and VII Associates	(1,668,741)	(33,497)

Investment in Fund II, III, VI and VII Associates, end of year	$(24,896)	$1,159,595

The Joint Venture’s investment and approximate ownership percentage in Fund II, III, VI, and VII Associates as of December 31, 2004 and 2003 is presented below:

2004		2003
Amount	Percent	Amount	Percent
$(24,896)	23%	$1,159,595	23%

Fund II, III, VI, & VII Associates

During 1995, 4.3 acres of land located in Roswell, Georgia, was transferred at cost to Fund II, III, VI, and VII Associates. Development of two buildings containing a total of approximately 49,500 square feet was substantially complete in 1996. Once constructed, this property became known as the Holcomb Bridge Property.

On July 1, 2004, Fund II, III, VI, and VII Associates sold the Holcomb Bridge Property to an unrelated third party for a gross sales price of $7,109,800. As a result of the sale of the Holcomb Bridge Property, Fund II, III, VI, and VII Associates received net sale proceeds of approximately $6,889,000, recognized an immediate gain of approximately $1,861,000, and recorded a deferred gain of approximately $160,000. The deferred gain represents Fund II, III, VI, and VII Associates’s pro-rata allocation of maximum exposure under an eighteen-month rental guarantee provided to the purchaser in connection with the sale. As of December 31, 2004, Fund II, III, VI, and VII Associates recognized approximately $12,000 of the deferred gain.

Condensed financial information for Fund II, III, VI, and VII Associates as of December 31, 2004 and 2003, and for the years ended December 31, 2004, 2003, and 2002 is presented below:

	Total Assets		Total Liabilities		Total Equity
	2004	2003	2004	2003	2004	2003
Fund II, III, VI, and VII Associates	$32,963	$5,065,573	$130,560	$117,402	$(97,597)	$4,948,172

	Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations				Net Income
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,				For The Years Ended December 31,
	2004	2003	2002	2004	2003	2002	2004		2003	2002	2004	2003	2002
Fund II, III, VI, and VII Associates	$0	$0	$0	$(13,194)	$0	$0	$2,079,990	(1)	$210,044	$169,386	$2,066,796	$210,044	$169,386

(1)	Includes a gain of $1,873,400 recognized on the sale of the Holcomb Bridge Property, of which $438,938 is attributable to the Joint Venture and has been allocated to the joint venture partners pursuant to the provisions of the joint venture agreement (Note 2).

5.    DISCONTINUED OPERATIONS

Pursuant to Statement of Financial Accounting Standards No. 144 (“SFAS 144”), operating results of real estate assets sold or held for sale are to be included in discontinued operations in the statements of operations for all periods presented.

The Joint Venture sold Brookwood Grill on July 1, 2004. The results of operations of Brookwood Grill, which are included as discontinued operations in the accompanying consolidated statements of operations, are presented below:

	2004	2003	2002
Total property revenues	$142,524	$294,423	$226,479

Operating costs-rental property	25,366	59,497	20,866
Depreciation	14,580	55,249	58,485
Management and leasing fees	9,737	15,945	23,864

Total expenses	49,683	130,691	103,215

Operating income	92,841	163,732	123,264
Gain on disposition	771,145	0	0

Income from discontinued operations	$863,986	$163,732	$123,264

6.    RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2003 follows:

Year ending December 31:
2005	1,844,020
2006	1,844,020
2007	1,844,020
2008	463,801
2009	3,728
Thereafter	8,077

$6,007,666

Two tenants contributed 94% and 6% of rental income for the year ended December 31, 2004. One tenant will contribute approximately 100% of future minimum rental income.

Page F- 53

FUND II AND FUND III ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition	Gross Carrying Amount as of December 31, 2004				Accumulated Depreciation(c)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
BROOKWOOD GRILL(a)	None	$523,319	$1,296,144	$0	$0	$0	$0	$0	$0	1991	1/31/90

BOEING AT THE ATRIUM(b)	None	1,367,000	11,409,245	3,713,274	1,504,743	14,984,776	$0	16,489,519	9,789,754	1988	4/03/89

Total		$1,890,319	$12,705,389	$3,713,274	$1,504,743	$14,984,776	$0	$16,489,519	$9,789,754

(a)	Brookwood Grill is a restaurant located in Roswell, Georgia.

(b)	Boeing at the Atrium is a four-story office building located in Houston, Texas.

(c)	Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 10 to 25 years, and the corresponding lease terms, respectively.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2004

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2001	$16,984,664	$8,379,922

2002 additions	1,089,770	702,106

BALANCE AT DECEMBER 31, 2002	18,074,434	9,082,028

2003 additions	329,532	752,645

BALANCE AT DECEMBER 31, 2003	18,403,966	9,834,673

2004 additions	100,799	570,925
2004 deletions	(2,015,246)	(615,844)

BALANCE AT DECEMBER 31, 2004	$16,489,519	$9,789,754