Form 10-Q
period 2006-06-30
WELLS REAL ESTATE FUND II-OW
filed 2006-08-11
CIK 824004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to partners, and maintain the value of our real estate properties, may be significantly hindered. See Item 1A in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND II-OW

PART I.    FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and consolidated statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and six months ended June 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND II-OW

BALANCE SHEETS

ASSETS

	(Unaudited)
	June 30, 2006	December 31, 2005
Investment in Fund II and Fund II-OW	$454,356	$593,240
Due from Fund II and Fund II-OW	506,425	392,134
Cash and cash equivalents	5,184	5,184

Total assets	$965,965	$990,558

LIABILITIES AND PARTNERS’ CAPITAL

PARTNERS’ CAPITAL:
Limited partners:
Class A – 6,062 units issued and outstanding	$965,965	$990,432
Class B – 1,626 units issued and outstanding	0	126
General partners	0	0

Total partners’ capital	965,965	990,558

Total liabilities and partners’ capital	$965,965	$990,558

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2006	2005	2006	2005
EQUITY IN LOSS OF FUND II AND FUND II-OW	$(1,492)	$(2,608)	$(24,593)	$(4,648)

NET LOSS	$(1,492)	$(2,608)	$(24,593)	$(4,648)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(1,492)	$4,955	$(24,467)	$10,504

CLASS B	$0	$(7,563)	$(126)	$(15,152)

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$(0.25)	$0.82	$(4.04)	$1.73

CLASS B	$0.00	$(4.65)	$(0.08)	$(9.32)

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, DECEMBER 31, 2004	6,062	$974,710	1,626	$ 30,343	$0	$1,005,053

Net income (loss)	0	15,722	0	(30,217)	0	(14,495)

BALANCE, DECEMBER 31, 2005	6,062	990,432	1,626	126	0	990,558

Net loss	0	(24,467)	0	(126)	0	(24,593)

BALANCE, JUNE 30, 2006	6,062	$965,965	1,626	$ 0	$0	$ 965,965

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,593)	$(4,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	24,593	4,648

Net cash provided by operating activities	0	0

CHANGE IN CASH AND CASH EQUIVALENTS	0	0

CASH AND CASH EQUIVALENTS, beginning of period	5,184	5,342

CASH AND CASH EQUIVALENTS, end of period	$5,184	$5,342

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 (unaudited)

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

Wells Real Estate Fund I, Wells Real Estate Fund II, Wells Real Estate Fund III, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis. For further information regarding the Joint Ventures and foregoing properties, refer to the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

On May 10, 2006, Fund I and Fund II Tucker sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, Fund I and Fund II Tucker received net sale proceeds of approximately $4,029,000, of which approximately $103,000 was distributed to the Partnership. As of March 31, 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $9,000. Approximately $20,000 and $200 of the impairment loss and loss on sale were allocable to the Partnership, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission, including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Gains on the sale or exchange of the Partnership’s properties will be allocated as follows: (a) first, to partners having negative capital accounts, if any, until all negative capital accounts have been restored to zero; (b) then, to the limited partners in proportion to and to the extent of the excess of (i) each limited partner’s adjusted capital contribution, plus a cumulative 12% per annum return on his adjusted capital contribution, less the sum of all prior distributions of cash flow from operations previously made to such limited partner, over (ii) such limited partner’s capital account balance as of the sale date, subject to the requirement to initially allocate gain on sale to limited partners holding Class B Units until they have been allocated an amount equal to the net from operations previously received by limited partners holding Class A Units on a per-unit basis; (c) then, to the General Partners in proportion to and to the extent of the excess of (i) each general partner’s adjusted capital contribution, over (ii) such general partner’s capital account balance as of the sale date; and (d) thereafter, 85% to the limited partners and 15% to the General Partners.

Impairment of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

3.	INVESTMENT IN FUND II AND FUND II-OW

Impairment of Real Estate Assets

Fund I and Fund II Tucker considers real estate assets to be held for sale, as defined by SFAS No. 144, at the point at which a sale contract is executed. During first quarter 2006, Fund I and Fund II Tucker executed a contract to sell the office component of Heritage Place for a gross sale price of $4,215,000. Upon entering into this contract, Fund I and Fund II Tucker determined that the carrying value of the related real estate assets was not recoverable as compared to the gross sale price, less estimated costs to sell. Accordingly, Fund I and Fund II Tucker reduced the carrying value of such real estate assets to the estimated fair value by recognizing an impairment loss of approximately $795,000 during the first quarter of 2006, of which approximately $20,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations for the six months ended June 30, 2006 in the table below.

Summary of Financial Information – Fund II and Fund II-OW

Condensed financial information for Fund II and Fund II-OW for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

Total Revenues		Net Loss		Total Revenues		Net Loss
Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
June 30,		June 30,		June 30,		June 30,
2006	2005	2006	2005	2006	2005	2006	2005
$101,199	$42,992	$(28,092)	$(49,114)	$179,214	$78,504	$(463,120)	$(87,530)

Summary of Financial Information – Fund II and Fund II-OW’s Investments

Condensed financial information for the Joint Ventures in which the Partnership holds interests through its ownership in Fund II and Fund II-OW for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund I and Fund II Tucker	$ 1,259	$ 2,313	$ (8,537)	$ (519)	$(9,799)	$6,670	$(18,336)	$ 6,151
Fund II-III Associates	466,515	490,369	78,678	151,821	932	1,463	79,610	153,284

	$467,774	$492,682	$ 70,141	$151,302	$(8,867)	$8,133	$ 61,274	$159,435

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund I and Fund II Tucker	$ 2,189	$ 2,313	$ (10,804)	$ (1,042)	$(810,142)	$17,145	$(820,946)	$ 16,103
Fund II-III Associates	927,202	947,297	163,374	267,795	2,485	2,283	165,859	270,078

	$929,391	$949,610	$152,570	$266,753	$(807,657)	$19,428	$(655,087)	$286,181

Summary of Financial Information – Fund II-III Associates’ Investments

Condensed financial information for the joint venture in which the Partnership holds an interest through its ownership in Fund II-III Associates for the three months and six months ended June 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$0	$(2,166)	$0	$83,676	$0	$81,510

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$0	$(8,208)	$0	$90,029	$0	$81,821

The Partnership allocates operating income (loss) and gain (loss) on sale of properties generated by the Joint Ventures to its Class A and Class B limited partners pursuant to the respective partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Six Months Ended June 30, 2006				Six Months Ended June 30, 2005
	Operating Income (loss)	Impairment Loss	Loss on Sale	Total	Operating Income (loss)	Impairment Loss	Gain on Sale		Total
Fund I and Fund II Tucker	$(6,097)	$(794,812)	$(9,233)	$(810,142)	$ 17,145	$0	$ 0		$ 17,145
Fund II-III Associates	2,485	0	0	2,485	2,283	0	0		2,283
Fund II-III-VI-VII Associates	0	0	0	0	(10,157)	0	100,186	(1)	90,029

	$(3,612)	$(794,812)	$(9,233)	$(807,657)	$ 9,271	$0	$100,186		$109,457

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

Due from Fund II and Fund II-OW

As presented in the accompanying balance sheets, due from Fund II and Fund II-OW represents the following cash flows generated by Fund II and Fund II-OW, which are attributable to the Partnership as of June 30, 2006 and December 31, 2005:

	As of June 30, 2006	As of December 31, 2005
Operating cash flow	$ 31,126	$ 18,629
Net sale proceeds	475,299	373,505

	$506,425	$392,134

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Fund II and Fund II-OW equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $1,173 and $1,273 for the three months ended June 30, 2006 and 2005, respectively, and $2,393 and $2,520 for the six months ended June 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and Fund II and Fund II-OW, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, included in equity loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs reimbursed to Wells Capital and/or Wells Management by the Joint Ventures is $2,590 and $3,528 for the three months ended June 30, 2006 and 2005, respectively, and $5,113 and $7,129 for the six months ended June 30, 2006 and 2005, respectively. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices Fund II and Fund II-OW for the reimbursement thereof.

Economic Dependency

We have engaged Wells Capital and Wells Management to provide certain essential services, including supervision of the management and leasing of our properties, asset acquisition and disposition services, as well as other administrative responsibilities for us including accounting services and investor communications and relations. These agreements are terminable by either party upon 60 days’ written notice. As a result of these relationships, we are dependent upon Wells Capital and Wells Management.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of June 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonable likely to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. Of the six assets in which we originally owned interests, we have sold four assets including the office component of Heritage Place, which closed in May 2006. We continue to aggressively pursue leasing opportunities that will increase occupancy at the Louis Rose Building and that we believe will ultimately result in the best disposition pricing for our limited partners.

The General Partners have announced their intention to distribute net sale proceeds from the sales of the Cherokee Commons, the Holcomb Bridge Property, Brookwood Grill, and the retail portion of Heritage Place of approximately $325,000 in November of 2006.

With a number of properties sold, our General Partners are currently reserving operating distributions to limited partners in order to fund our pro rata share of the capital improvements and re-leasing costs anticipated for the Louis Rose Building and Boeing at the Atrium. Further, the General Partners anticipate continuing to reserve operating distributions primarily since the Louis Rose Building remains vacant. Once the details surrounding the re-leasing efforts and future dispositions become known, the General Partners will evaluate if further distributions of net sale proceeds are appropriate. (See “Contractual Obligations and Commitments” below.)

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

Short-Term Liquidity

We did not generate cash flows from operating activities during the six months ended June 30, 2006 and 2005, as Fund II and Fund II-OW has continued to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership. Accordingly, no operating distributions were paid to limited partners during the six months ended June 30, 2006 and 2005. The General Partners anticipate continuing to reserve operating distributions to limited partners, as we intend to fund our pro-rata share of re-leasing costs and capital improvements at the Louis Rose Building and Boeing at the Atrium. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

During the remainder of 2006, we anticipate that we will be able to fund our proportionate share of the capital expenditures noted above, primarily with net sale proceeds held by Fund II and Fund II-OW.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the selective and strategic sale of properties and operating cash flows generated from the Joint Ventures. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding our proportionate share of anticipated capital improvements and re-leasing costs at the Louis Rose Building and Boeing at the Atrium. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

We have encountered difficulties in re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket of Charlotte during the period following the expiration of the sole tenant’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to present challenges to landlords, primarily due to the increasing availability of office space for lease, and low rental rates and concessions offered to prospective tenants. As of June 30, 2006, the vacancy rate for the Northeast submarket of Charlotte is 25.3%, compared to the vacancy rate for Charlotte as a whole of 15.1%. Accordingly, we are uncertain as to when the Louis Rose Building will be re-leased, the level of rental rates which may be achieved in connection with such re-leasing, or the amount of re-leasing costs we will be required to fund in connection with the potential leasing of this property.

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

The Joint Ventures fund capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not provided for by the operations of the Joint Ventures will be required to be funded by the Partnership and the respective joint venture partners on a pro-rata basis

Operating cash flows, if available, are generally distributed from the Joint Ventures to the Partnership approximately one month following calendar quarter-ends. However, the Joint Ventures will reserve operating distributions, or a portion thereof, as needed in order to fund known capital and other expenditures. Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are insufficient to fund such costs, net property sale proceeds reserves would then be utilized.

As of June 30, 2006, Fund II and Fund II-OW received, used, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Total Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2006	Undistributed Net Sale Proceeds Currently Being Reserved as of June 30, 2006
				Amount	Purpose

Cherokee Commons (sold in 2001)	$8,414,089	2.9%	$239,776	$77,421	• Re-leasing of Boeing at the Atrium (2002 and 2003) • Funding for Fund I and Fund II Tucker operating expenses (2005)	$0	$162,355

Heritage Place – retail portion (sold in 2003)	3,207,708	2.6%	81,797	1,332	• Funding for Fund I and Fund II Tucker operating expenses (2005)	0	80,465

880 Holcomb Bridge (sold in 2004)	6,889,379	0.8%	53,737	297	• Funding for Fund I and Fund II Tucker operating expenses (2005)	0	53,440

Brookwood Grill (sold in 2004)	2,318,115	3.3%	76,730	429	• Funding for Fund I and Fund II Tucker operating expenses (2005)	0	76,301

Heritage Place – office portion (sold in 2006)	4,028,983	2.6%	102,739	0		0	102,739

Total			$554,779	$79,479		$0	$475,300

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $150,000 will be necessary to fund the Partnership’s pro-rata share of the costs anticipated in connection with capital improvements and re-leasing costs at the Louis Rose Building and Boeing at the Atrium. Accordingly, our General Partners anticipate distributing residual net sale proceeds of approximately $325,000 from the sales of the Cherokee Commons, the Holcomb Bridge Property, Brookwood Grill, and the retail portion of Heritage Place in November 2006, as further discussed below.

Contractual Obligations and Commitments

In June 2006, our General Partners announced their intention to distribute net sale proceeds of approximately $325,000 from the sales of the Cherokee Commons, the Holcomb Bridge Property, Brookwood Grill, and the retail portion of Heritage Place in November 2006 to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2006. Following such distribution, we would hold residual net sale proceeds of approximately $150,000 in reserve in order to fund our pro-rata share of anticipated capital improvements and re-leasing costs at the Louis Rose Building and Boeing at the Atrium.

This distribution has not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary for the Partnership in the sole discretion of the General Partners. Thus, should a change in circumstances prior to the intended distribution date require our General Partners to reevaluate the Partnership’s reserve requirements, it is possible that this distribution may not occur or such distribution could be made at a lower amount.

Results of Operations

Equity in loss of Fund II and Fund II-OW was $1,492 and $2,608 for the three months ended June 30, 2006 and 2005, respectively. The decrease in loss for the three months ended June 30, 2006 as compared with the three months ended June 30, 2005, is primarily attributable to (i) an increase in interest income recognized on the net sale proceeds held by Fund II and Fund II-OW as a result of an increase in the daily interest yield, (ii) a decline in administrative costs, partially offset by (iii) recognizing a loss on the sale of Heritage Place in May 2006, and (iv) an adjustment in the second quarter of 2005 to prior year operating expense reimbursement billings at Boeing at the Atrium. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

Equity in loss of Fund II and Fund II-OW was $24,593 and $4,648 for the six months ended June 30, 2006 and 2005, respectively. The increase in loss for the six months ended June 30, 2006 as compared with the six months ended June 30, 2005, is primarily attributable to (i) Fund I and Fund II Tucker recognizing an impairment loss of approximately $795,000 on the office component of Heritage Place; (ii) recognizing an additional approximately $9,000 loss on the sale of Heritage Place in May 2006; (iii) an increase in printing costs, legal fees, and accounting fees resulting from the increased costs relating to compliance with reporting and regulatory requirements; (iv) an adjustment in the second quarter of 2005 to prior year operating expense reimbursement billings at Boeing at the Atrium, partially offset by (v) an increase in interest income recognized on the net sale proceeds held by Fund II and Fund II-OW as a result of an increase in the average amount of net sale proceeds held during 2006 and the daily interest yield. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

We expect future equity in loss of Fund II and Fund II-OW to increase as a result of (i) a corresponding decline in income due to selling Heritage Place in May 2006, and (ii) increases in our administrative expenses and legal fees in future periods resulting from increased costs relating to compliance with reporting and regulatory requirements.

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

Investment in Real Estate Assets

We will be required to make subjective assessments as to the useful lives of our depreciable assets. We will consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. As of June 30, 2006, Fund I and Fund II Tucker recorded an impairment loss for the office component of Heritage Place of approximately $795,000, of which approximately $20,000 was allocated to the Partnership.

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

Potential Tax Impact on Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the Internal Revenue Service (“IRS”) announced that the IRS would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners, and in December 2005, the IRS extended the period for transitional relief through the 2005 tax year. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Since we do not borrow any money, make any foreign investments, or invest in any market risk-sensitive instruments, we are not subject to risks relating to interest rates, foreign current exchange rate fluctuations, or the other market risks contemplated by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, our corporate General Partner, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures as defined in rule 13a-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based upon that evaluation, the Principal Executive Officer and the Principal Financial Officer of Wells Capital concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report in providing a reasonable level of assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the Principal Executive Officer and the Principal Financial Officer of Wells Capital, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II-OW (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

August 10, 2006	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 10, 2006	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO

SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND II-OW

Exhibit No.	Description

10.1

Purchase and Sale Agreement for commercial office portion of Heritage Place (previously filed with the Commission as Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund I for the period ending March 31, 2006, Commission File No. 0-14463, and hereby incorporated by this reference)

10.2

First Amendment to Purchase and Sale Agreement for commercial office portion of Heritage Place (previously filed with the Commission as Exhibit 10.4 to the Form 10-Q of Wells Real Estate Fund I for the period ending March 31, 2006, Commission File No. 0-14463, and hereby incorporated by this reference)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002