Form 10-Q
period 2006-09-30
WELLS REAL ESTATE FUND II-OW
filed 2006-11-13
CIK 824004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Large accelerated filer  ☐         Accelerated filer  ☐         Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Wells Real Estate Fund II-OW (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2005. The Partnership’s results of operations for the three months and nine months ended September 30, 2006 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND II-OW

BALANCE SHEETS

ASSETS

	(Unaudited) September 30, 2006	December 31, 2005
Investment in Fund II and Fund II-OW	$446,775	$593,240
Due from Fund II and Fund II-OW	512,804	392,134
Cash and cash equivalents	5,184	5,184

Total assets	$964,763	$990,558

LIABILITIES AND PARTNERS’ CAPITAL

PARTNERS’ CAPITAL:
Limited partners:
Class A – 6,062 units issued and outstanding	$964,763	$990,432
Class B – 1,626 units issued and outstanding	0	126
General partners	0	0

Total partners’ capital	964,763	990,558

Total liabilities and partners’ capital	$964,763	$990,558

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2006	2005	2006	2005
EQUITY IN LOSS OF FUND II AND FUND II-OW	$(1,203)	$(8,072)	$(25,795)	$(12,720)

NET LOSS	$(1,203)	$(8,072)	$(25,795)	$(12,720)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(1,203)	$0	$(25,669)	$10,504

CLASS B	$0	$(8,072)	$(126)	$(23,224)

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$(0.20)	$0.00	$(4.23)	$1.73

CLASS B	$0.00	$(4.96)	$(0.08)	$(14.28)

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2005

AND NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	6,062	$974,710	1,626	$30,343	$0	$1,005,053

Net income (loss)	0	15,722	0	(30,217)	0	(14,495)

BALANCE, December 31, 2005	6,062	990,432	1,626	126	0	990,558

Net loss	0	(25,669)	0	(126)	0	(25,795)

BALANCE, September 30, 2006	6,062	$964,763	1,626	$0	$0	$964,763

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF CASH FLOWS

	(Unaudited) Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,795)	$(12,720)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	25,795	12,720

Net cash provided by operating activities	0	0

CHANGE IN CASH AND CASH EQUIVALENTS	0	0

CASH AND CASH EQUIVALENTS, beginning of period	5,184	5,342

CASH AND CASH EQUIVALENTS, end of period	$5,184	$5,342

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

CONDENSED NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 (unaudited)

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

Investment in Joint Ventures

The Partnership has evaluated the Joint Ventures and concluded that none are variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of Fund II and Fund II-OW; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in Fund II and Fund II-OW using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB No. 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and will be effective for the Partnership beginning December 31, 2006. The Partnership is currently assessing provisions and evaluating the financial statement impact of SAB No. 108 on its financial statements.

3.	INVESTMENT IN FUND II AND FUND II-OW

Impairment of Real Estate Assets

Fund I and Fund II Tucker considers real estate assets to be held for sale, as defined by SFAS No. 144, at the point at which a sale contract is executed. During first quarter 2006, Fund I and Fund II Tucker executed a contract to sell the office component of Heritage Place for a gross sale price of $4,215,000. Upon entering into this contract, Fund I and Fund II Tucker determined that the carrying value of the related real estate assets was not recoverable as compared to the gross sale price, less estimated costs to sell. Accordingly, Fund I and Fund II Tucker reduced the carrying value of such real estate assets to the estimated fair value by recognizing an impairment loss of approximately $795,000 during the first quarter of 2006, of which approximately $20,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations for the nine months ended September 30, 2006 in the table below.

Summary of Financial Information – Fund II and Fund II-OW

Condensed financial information for Fund II and Fund II-OW for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

Total Revenues		Net Loss		Total Revenues		Net Loss
Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
2006	2005	2006	2005	2006	2005	2006	2005
$123,264	$52,886	$(22,653)	$(152,013)	$302,479	$131,391	$(485,773)	$(239,543)

Summary of Financial Information – Fund II and Fund II-OW’s Investments

Condensed financial information for the Joint Ventures in which the Partnership holds interests through its ownership in Fund II and Fund II-OW for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund I and Fund II Tucker	$ 97	$ 0	$(10,991)	$ (2,232)	$(6,136)	$(34,943)	$(17,127)	$(37,175)
Fund II-III Associates	461,910	429,291	41,178	49,990	932	(8,981)	42,110	41,009

	$462,007	$429,291	$ 30,187	$47,758	$(5,204)	$(43,924)	$ 24,983	$ 3,834

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund I and Fund II Tucker	$ 2,286	$ 2,313	$ (21,795)	$ (3,275)	$(816,278)	$(17,798)	$(838,073)	$ (21,073)
Fund II-III Associates	1,389,112	1,376,588	204,552	317,786	3,417	(6,698)	207,969	311,088

	$1,389,398	$1,378,901	$182,757	$314,511	$(812,861)	$(24,496)	$(630,104)	$290,015

Summary of Financial Information – Fund II-III Associates’ Investments

Condensed financial information for the joint venture in which the Partnership holds an interest through its ownership in Fund II-III Associates for the three months and nine months ended September 30, 2006 and 2005, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$0	$(1,720)	$0	$3,668	$0	$1,948

	Total Revenues		Loss From Continuing Operations		Income From Discontinued Operations		Net Income
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005	2006	2005	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$0	$(9,928)	$0	$93,697	$0	$83,769

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Nine Months Ended September 30, 2006				Nine Months Ended September 30, 2005
	Operating Income (Loss)	Impairment Loss	Loss on Sale	Total	Operating Loss	Impairment Loss	Gain on Sale		Total
Fund I and Fund II Tucker	$(12,233)	$(794,812)	$(9,233)	$(816,278)	$(17,798)	$0	$ 0		$(17,798)
Fund II-III Associates	3,417	0	0	3,417	(6,698)	0	0		(6,698)
Fund II-III-VI-VII Associates	0	0	0	0	(6,489)	0	100,186	(1)	93,697

	$ (8,816)	$(794,812)	$(9,233)	$(812,861)	$(30,985)	$0	$100,186		$ 69,201

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

Due from Fund II and Fund II-OW

As presented in the accompanying balance sheets, due from Fund II and Fund II-OW represents the following cash flows generated by Fund II and Fund II-OW, which are attributable to the Partnership as of September 30, 2006 and December 31, 2005:

	As of September 30, 2006	As of December 31, 2005
Operating cash flow	$ 37,505	$ 18,629
Net sale proceeds	475,299	373,505

	$512,804	$392,134

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Fund II and Fund II-OW equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $1,008 and $1,302 for the three months ended September 30, 2006 and 2005, respectively, and $3,401 and $3,820 for the nine months ended September 30, 2006 and 2005, respectively.

Administration Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and Fund II and Fund II-OW, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, included in equity loss of Fund II and Fund II-OW in the accompanying statements of operations. In addition, Wells Capital pays for certain operating expenses of the Partnership (“bill-backs”) directly and invoices Fund II and Fund II-OW for the reimbursement thereof. The Partnership’s share of administrative costs and bill-backs reimbursed to Wells Capital and/or Wells Management by the Joint Ventures is $2,324 and $2,837 for the three months ended September 30, 2006 and 2005, respectively, and $7,026 and $9,967 for the nine months ended September 30, 2006 and 2005, respectively.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of September 30, 2006, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

5.	COMMITMENTS AND CONTINGENCIES

The Partnership and its General Partners are from time to time a party to legal proceedings, which arise in the ordinary course of its business. The Partnership is not currently involved in any legal proceedings of which the outcome is reasonably possible to have a material adverse effect on results of operations or financial condition. The Partnership is not aware of any legal proceedings contemplated by governmental authorities.

6.	SUBSEQUENT EVENT

The sales of Cherokee Commons, Heritage Place, the Holcomb Bridge Property, and Brookwood Grill generated aggregate net sale proceeds to the Partnership of approximately $555,000, of which approximately $80,000 has previously been used to fund capital expenditures, re-leasing costs, and operating expenses related to the properties owned through the Joint Ventures. Upon evaluating the capital needs of the existing properties in which the Partnership holds an interest, the General Partners have determined that reserves of approximately $150,000 will be required to fund the Partnership’s share of anticipated capital expenditures and re-leasing costs for the Louis Rose Building and Boeing at the Atrium. In accordance with the terms of the partnership agreement, the General Partners distributed the net sale proceeds of approximately $325,000 in November 2006 to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2006.

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

With a number of properties sold, our General Partners are currently reserving operating distributions to limited partners in order to fund our pro-rata share of the capital improvements and re-leasing costs anticipated for the Louis Rose Building and Boeing at the Atrium. Further, the General Partners anticipate continuing to reserve operating distributions primarily since the Louis Rose Building remains vacant.

In November 2006, the General Partners completed the first distribution of net sale proceeds from the sales of Cherokee Commons, the Holcomb Bridge Property, Brookwood Grill, and the retail portion of Heritage Place of approximately $325,000 to limited partners. Once the details surrounding the re-leasing efforts and future dispositions become known, the General Partners will evaluate if further distributions of net sale proceeds are appropriate.

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

Short-Term Liquidity

We did not generate cash flows from operating activities during the nine months ended September 30, 2006 and 2005, as Fund II and Fund II-OW has continued to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership. Accordingly, no operating distributions were paid to limited partners during the nine months ended September 30, 2006 and 2005. The General Partners anticipate continuing to reserve operating distributions to limited partners, as we intend to fund our pro-rata share of re-leasing costs and capital improvements at the Louis Rose Building and Boeing at the Atrium. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

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

We have encountered difficulties in re-leasing the Louis Rose Building, primarily due to the softening of the Charlotte office market and related Northeast submarket of Charlotte during the period following the expiration of the sole tenant’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to present challenges to landlords, primarily due to the increasing availability of office space for lease, and low rental rates and concessions offered to prospective tenants. As of September 30, 2006, the vacancy rate for the Northeast submarket of Charlotte is 22.4%, compared to the vacancy rate for Charlotte as a whole of 14.6%. Accordingly, we are uncertain as to when the Louis Rose Building will be re-leased, the level of rental rates which may be achieved in connection with such re-leasing, or the amount of re-leasing costs we will be required to fund in connection with the potential leasing of this property.

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

As of September 30, 2006, Fund II and Fund II-OW received, used, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Total Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of September 30, 2006	Undistributed Net Sale Proceeds Being Reserved as of September 30, 2006
				Amount	Purpose

Cherokee Commons (sold in 2001)	$8,414,089	2.9%	$239,776	$77,421	• Re-leasing of Boeing at the Atrium (2002 and 2003) • Funding for Fund I and Fund II Tucker operating expenses (2005)	$0	$162,355

Heritage Place – retail portion (sold in 2003)	$3,207,708	2.6%	81,797	1,332	• Funding for Fund I and Fund II Tucker operating expenses (2005)	0	80,465

880 Holcomb Bridge (sold in 2004)	$6,889,379	0.8%	53,737	297	• Funding for Fund I and Fund II Tucker operating expenses (2005)	0	53,440

Brookwood Grill (sold in 2004)	$2,318,115	3.3%	76,730	429	• Funding for Fund I and Fund II Tucker operating expenses (2005)	0	76,301

Heritage Place – office portion (sold in 2006)	$4,028,983	2.6%	102,739	0		0	102,739

Total			$554,779	$79,479		$0	$475,300

Upon evaluating the capital needs of the properties in which we currently hold an interest, our General Partners determined that reserves of net sale proceeds of approximately $150,000 will be necessary to fund the Partnership’s pro-rata share of the costs anticipated in connection with capital improvements and re-leasing costs at the Louis Rose Building and Boeing at the Atrium. Accordingly, in November 2006, net sale proceeds of approximately $325,000 from the sales of Cherokee Commons, the Holcomb Bridge Property, Brookwood Grill, and the retail portion of Heritage Place were distributed to the limited partners of record as of September 30, 2006, which, under the terms of the partnership agreement, does not include limited partners acquiring units after June 30, 2006.

Results of Operations

Equity in loss of Fund II and Fund II-OW was $1,203 and $8,072 for the three months ended September 30, 2006 and 2005, respectively. The decrease in loss for the three months ended September 30, 2006 as compared with the three months ended September 30, 2005, is primarily attributable to (i) an increase in interest income recognized on the net sale proceeds held by Fund II and Fund II-OW as a result of an increase in the daily interest yield and an increase in the average net proceeds held during the respective periods as a result of the May 2006 sale of the office portion of Heritage Place, and (ii) a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties, partially offset by (iii) an increase in utility expenses due to increased after-hour usage at Boeing at the Atrium, and (iv) an increase in property taxes at Boeing at the Atrium.

Equity in loss of Fund II and Fund II-OW was $25,795 and $12,720 for the nine months ended September 30, 2006 and 2005, respectively. The increase in loss for the nine months ended September 30, 2006 as compared with the nine months ended September 30, 2005, is primarily attributable to (i) Fund I and Fund II Tucker recognizing an impairment loss of approximately $795,000 on the office component of Heritage Place, (ii) recognizing an additional loss on the sale of Heritage Place in May 2006 of approximately $9,000, (iii) an increase in utility expenses due to increased after-hour usage at Boeing at the Atrium, and (iv) an increase in property taxes at Boeing at the Atrium, partially offset by (v) an increase in interest income recognized on the net sale proceeds held by Fund II and Fund II-OW as a result of an increase in the average amount of net sale proceeds held during 2006 and an increase in the daily interest yield, and (vi) a decline in administrative costs and legal fees relative to the decrease in the size of the portfolio as a result of the sales of properties.

We expect equity in loss of Fund II and Fund II-OW to increase due to a reduction of interest income earned resulting from the decline in net sales proceeds held by Fund II and Fund II-OW following the distribution of the net sales proceeds in November 2006.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by SFAS No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. As of September 30, 2006, Fund I and Fund II Tucker recorded an impairment loss for the office component of Heritage Place of approximately $795,000, of which approximately $20,000 was allocated to the Partnership.

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

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to other legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended September 30, 2006, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended September 30, 2006.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended September 30, 2006.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended September 30, 2006.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended September 30, 2006.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended September 30, 2006, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Third Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II-OW (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

November 13, 2006	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

November 13, 2006	/s/ DOUGLAS P. WILLIAMS
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