Form 10-K
period 2006-12-31
WELLS REAL ESTATE FUND II-OW
filed 2007-03-28
CIK 824004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide dividends to stockholders, and maintain the value of our real estate properties, may be significantly hindered. Contained in Item 1A. are some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND II-OW

PART I

ITEM 1.	BUSINESS.

General

Wells Real Estate Fund II-OW (the “Partnership”) is a Georgia public limited partnership with Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”), a Georgia corporation, serving as its general partners (collectively, the “General Partners”). Wells Capital is a wholly owned subsidiary of Wells Real Estate Funds, Inc. (“WREF”). Leo F. Wells, III is the president and sole director of Wells Capital and the president, sole director, and sole owner of WREF. The Partnership was formed on October 13, 1987 for the purpose of acquiring, developing, constructing, owning, operating, improving, leasing, and otherwise managing income-producing properties for investment purposes. The Partnership has two classes of limited partnership interests, Class A and Class B Units. Limited partners may vote to, among other things, (a) amend the partnership agreement, subject to certain limitations; (b) change the business purpose or investment objectives of the Partnership; and (c) add or remove a general partner. A majority vote on any of the above-described matters will bind the Partnership without the concurrence of the General Partners. Each limited partnership unit has equal voting rights regardless of class.

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

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners and their affiliates during the years ended December 31, 2006, 2005, and 2004.

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

Wells Capital and Wells Management are all owned and controlled by WREF. The operations of Wells Capital and Wells Management represent substantially all of the business of WREF. Accordingly, we focus on the financial condition of WREF when assessing the financial condition of Wells Capital and Wells Management. In the event that WREF was to become unable to meet its obligations as they become due, we might be required to find alternative service providers.

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs. As of December 31, 2006, we believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

Additionally, we are dependent upon the ability of our current tenants to pay their contractual rent amounts as the rents become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. If certain situations prevent our tenants from paying contractual rents, this could result in a material adverse impact on our results of operations.

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Wells Real Estate Investment Trust, Inc. (“Wells REIT”), a Wells-sponsored program, filed a purported class action and derivative complaint against, among others, Wells REIT, the officers and directors of Wells REIT, Leo. F. Wells, III and Wells Capital, our General Partners, and certain affiliates of WREF.

The complaint attempts to assert class action claims on behalf of those persons who receive and are entitled to vote on a proxy statement for Wells REIT that was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended (the “proxy statement”). The complaint alleges, among other things, that (i) the consideration to be paid as part of a proposed merger agreement to acquire certain affiliates of WREF is excessive; and (ii) the proxy statement contains false and misleading statements or omits to state material facts. Additionally, the complaint seeks to, among other things, obtain (i) certification of the class action; (ii) a judgment declaring the proxy statement false and misleading; (iii) unspecified monetary damages; (iv) nullification of any stockholder approvals obtained during the proxy process; (v) nullification of the merger proposal and the merger agreement; (vi) restitution for disgorgement of profits, benefits, and other compensation for wrongful conduct and fiduciary breaches; (vii) the nomination and election of new independent directors, and the retention of a new financial advisor to assess the advisability of Wells REIT’s strategic alternatives; and (viii) the payment of reasonable attorneys’ fees and experts’ fees.

Wells REIT, our General Partners, and certain affiliates of WREF believe that the allegations contained in the complaint are without merit and intends to vigorously defend this action. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this matter at this time; however, as with any litigation, the risk of financial loss does exist. Any financial loss incurred by WREF, which adversely affects the financial health of Wells Capital or its affiliates, could hinder their ability to successfully manage our operations and our portfolio of investments.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

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

Adverse economic conditions in the geographic regions in which we own our properties could affect the real estate values in this area or the business of our tenant if our tenant relies upon the local economy for their revenues. Therefore, changes in local economic conditions could reduce our income and distributions to limited partners or the amounts we could otherwise receive upon the sale of a property in a negatively affected region.

Adverse economic conditions affecting the particular industry of our tenant of Boeing at the Atrium may negatively impact your overall returns.

Adverse economic conditions affecting a particular industry of our tenant could affect the financial ability of our tenant to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of our tenant could reduce our income and distributions to limited partners and the value of Boeing at the Atrium at the time of sale of such property.

We are dependent on our tenants for substantially all of our revenue, so our success is materially dependent on the financial stability of our tenant.

One of our properties is primarily occupied by a single tenant and, therefore, the success of our investments are materially dependent on the financial stability of our tenant. Lease payment defaults by our tenant could cause us to reduce the amount of distributions to holders of Class A Units. A default of our tenant on its lease payments to us would cause us to lose the revenue from the property. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

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

Our future financial success primarily depends on only one tenant.

The revenues generated by this tenant are substantially reliant upon the financial condition of this tenant and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of this tenant may result in the failure or delay of such tenant’s rental payments, which may have a substantial adverse effect on our financial performance.

We depend on our tenant for our revenue. Accordingly, lease terminations and/or tenant default could reduce our net income and limit our ability to make distributions to our stockholders.

The success of our investments materially depends on the financial stability of our tenant. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue to meet mortgage payments and prevent a foreclosure if the property is subject to a mortgage. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to limited partners.

If our tenant files bankruptcy, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Our tenant, or a guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments which would mean a reduction in our cash flow and the amount available for distribution to limited partners holding Class A Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Class A Units may be adversely affected.

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

A property may incur a vacancy either by the continued default of a tenant under its lease or the expiration of such lease. Our properties may be leased to a single tenant and/or may be specifically suited to the particular needs of a certain tenant based on the type of business the tenant operates. If a vacancy on any of our properties continues for a long period of time, we may suffer reduced revenues resulting in less cash to be distributed to investors holding Class A Units. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property.

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

We generally will hold the various real properties in which we invest until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until it appears that such objectives will not be met. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

Our General Partners and their affiliates perform services for us in connection with the management and leasing of our properties in which we own interests. Our affiliates may receive property management and leasing fees of 6.0% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners and their affiliates for the administrative services necessary to our prudent operation which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

The estimated unit valuations contained in this annual report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. It should also be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

Special Risks Regarding Status of Units

If you hold Class A Units, we expect that you will be allocated more income than cash flow.

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

In addition, the American Jobs Creation Act of 2004 (the “Act”) added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses allocable to leased property owned by a partnership having both taxable and tax-exempt partners, such as the Partnership. In March 2005, the Internal Revenue Service (IRS”) issued IRS Notice 2005-29 announcing that the IRS would not be applying Section 470 to disallow losses for tax year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS issued IRS Notice 2006-2 extending the period for transitional relief through the 2005 tax year and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. The IRS has indicated that it is continuing to study the application of Section 470 to partnerships, such as the Partnership, but unless further legislation is enacted which addresses this issue or some other form of relief from the provisions of Section 470 of the Act is granted, beginning in tax year 2007 and thereafter, passive losses allocable to limited partners holding Class B Units may be used only to offset passive income generated from the same property or within the same fund.

The desired effect of holding Class A Units or Class B Units may be reduced depending on how many investors hold each type of unit.

You will be entitled to different rights and priorities as to distributions of cash flow from operations and net sale proceeds and as to the allocation of depreciation and other tax losses depending upon whether you are holding

Class A Units or Class B Units, which is fixed at the end of the offering period. However, the effect of any advantage associated with holding Class A Units or Class B Units may be significantly reduced or eliminated, depending upon the ratio of Class A Units to Class B Units, which is fixed at the end of the offering period. We did not attempt to restrict the ratio of Class A Units to Class B Units sold during the offering period.

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

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose or are unable to obtain the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

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

We are dependent on Wells Capital and its affiliates to select investments and conduct our operations. Thus, adverse changes to our relationship with or the financial health of Wells Capital and its affiliates, including changes arising from litigation, could hinder their ability to successfully manage our operations and our portfolio of investments. As a general partner to many WREF-sponsored programs, Wells Capital may have contingent liability for the obligations of such partnerships. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer.

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

Federal Income Tax Risks

The IRS may challenge our characterization of material tax aspects of your investment in the Partnership.

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

Our federal income tax returns may be audited by the IRS. Any audit of the Partnership could result in an audit of your tax return causing adjustments of items unrelated to your investment in the Partnership, in addition to adjustments to various Partnership items. In the event of any such adjustments, you might incur accountants’ or attorneys’ fees, court costs and other expenses contesting deficiencies asserted by the IRS. You also may be liable for interest on any underpayment and certain penalties from the date your tax was originally due. The tax treatment of all Partnership items will generally be determined at the partnership level in a single proceeding rather than in separate proceedings with each partner, and our General Partners are primarily responsible for contesting federal income tax adjustments proposed by the IRS. In this connection, our General Partners may extend the statute of limitations as to all partners and, in certain circumstances, may bind the partners to a settlement with the IRS. Further, our General Partners may cause us to elect to be treated as an “electing large partnership.” If they do, we could take advantage of simplified flow-through reporting of Partnership items. Adjustments to Partnership items would continue to be determined at the partnership level, however, and any such adjustments would be accounted for in the year they take effect, rather than in the year to which such adjustments relate. Accordingly, our General Partners will have the discretion in such circumstances either to pass along any such adjustments to the partners or to bear such adjustments at the partnership level, thereby potentially adversely impacting the holders of a particular class of units disproportionately to holders of the other class of units.

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

Retirement Plan and Qualified Plan Risks

There are special considerations that apply to a pension or profit-sharing trust or an Individual Retirement Account (“IRA”) investing in units.

If you are investing the assets of a pension, profit-sharing, Section 401(k), Keogh, or other qualified retirement plan or the assets of an IRA in units, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under the Employee Retirement Income Security Act (“ERISA”) and the Internal Revenue Code;

•	your investment is made in accordance with the documents and instruments governing your plan or IRA, including your plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA;

•	your investment will not impair the liquidity of the plan or IRA;

•	your investment will not produce “unrelated business taxable income” for the plan or IRA;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	your investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Internal Revenue Code.

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

If you intend to purchase units through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan considering an investment in units, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

Unrelated business taxable income (“UBTI”) may be generated with respect to tax-exempt investors.

We do not intend or anticipate that the tax-exempt investors in the Partnership will be allocated income deemed to be derived from an unrelated trade or business. Notwithstanding this, the General Partners do have limited authority to borrow funds deemed necessary:

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

There were no unresolved SEC staff comments as of December 31, 2006.

ITEM 2.	PROPERTIES.

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

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2006	2005		2004		2003		2002
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	94.7% 5.3%	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina	0%	0%		0%		0%		0%
Fund I and Fund II Tucker	• Wells Real Estate Fund I	51.9%	2. Heritage Place(1)	–	49	%(1)	53	%(1)	51	%(1)	76%
	• Fund II and Fund II-OW	48.1%	A retail and commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	63.1% 36.9%	3. Boeing at the Atrium A four-story office building located in Houston, Texas	100%	100%		100%		100%		81%
			4. Brookwood Grill(2) A restaurant located in Fulton County, Georgia	–	–		–		100%		100%
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)(3)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	23.4% 26.2% 50.4%	5. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia	–	–		–		83%		60%

(1)

The retail portion of this property (approximately 30%) was sold in April 2003; therefore, the 2005, 2004, and 2003 leased percentages are applicable to the commercial office portion only. The remaining office component of this property was sold in May 2006.

(2)	These properties were sold in July 2004.

(3)	Fund II-III-VI-VII Associates was liquidated in 2006.

Wells Real Estate Fund I, Wells Real Estate Fund II, Wells Real Estate Fund III, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2006, the lease expirations scheduled during the following ten years for all properties in which the Partnership owned an interest through the Joint Ventures described above, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2007(2)	0	53,151	$837,128	$28,379	45.2%	47.3%
2008(3)	2	64,429	$932,053	$31,597	54.8%	52.7%

	2	117,580	$1,769,181	$59,976	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Boeing exercised option to reduce space effective September 18, 2007 (53,151 square feet).

(3)	Includes expiration of Boeing lease (63,312 square feet).

Property Descriptions

The properties in which the Partnership owned an interest through the Joint Ventures during the periods presented are further described below:

Louis Rose Building

The Louis Rose Building is a two-story office building containing approximately 71,000 net rentable square feet located in Charlotte, North Carolina. The Louis Rose Building continues to remain vacant following the expiration of the sole tenant’s lease on April 30, 2001. The northeast submarket, in which this property is located, contains approximately 2.5 million square feet of office space and is currently experiencing an overall average vacancy rate of approximately 21.9%. Overall, the Charlotte market has about a 14% vacancy rate. We are continuing our efforts to lease this property to both small and large tenants. Significant leasing commissions and capital improvements are anticipated to be required in connection with the re-leasing of this property.

Heritage Place

Heritage Place is a retail shopping center containing approximately 30,000 square feet and a commercial office building complex containing approximately 67,000 square feet located in Tucker, Georgia. On April 7, 2003, the Fund I and Fund II Tucker sold the retail portion of Heritage Place, which comprised approximately 30% of the total premises. The retail portion of Heritage Place was sold for a gross sale price of $3,400,000. As a result of this sale, the Partnership was allocated a gain of approximately $7,000 and net sale proceeds of approximately $82,000. The net proceeds from this sale attributable to the Partnership are currently being held by Fund II and Fund II-OW. On May 10, 2006, Fund I and Fund II sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, Fund I and Fund II Tucker received net sale proceeds of approximately $4,028,000, of which approximately $103,000 was allocated to the Partnership. As of March 31, 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell as a result of a change in management’s intended holding period for this asset, and recognized an additional loss on sale of approximately $10,000. Approximately $20,000 and $300 of the impairment loss and loss on sale was allocable to the Partnership, respectively. The net sale proceeds for this sale attributable to the Partnership are currently being held by Fund II and Fund II-OW.

Boeing at the Atrium

Boeing at the Atrium is an approximate 118,000-square-foot, four-story office building located on a 5.6-acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, Texas. As of December 31, 2006, Boeing/Shuttle Division (“Boeing”) leased approximately 99% of this property with annual base rent of $15.75 per square foot continuing through expiration of its lease in 2008, and one tenant leased the remaining approximate 1% of this property. A termination and contraction option exists under the terms of the Boeing lease, which allows Boeing to cancel the lease or decrease the square footage under the lease at any time after September 1, 2005 with nine months’ prior written notice. In December 2006, Boeing exercised the option to reduce the square footage by approximately 53,000 square feet effective September 18, 2007, which consists of the first two floors. Boeing will pay a termination fee equal to the unamortized leasehold costs incurred by the landlord.

Brookwood Grill

Brookwood Grill is an approximate 7,000-square-foot restaurant located in Roswell, Georgia. In September 1991, a lease agreement was entered into with the Brookwood Grill of Roswell, Inc. and was set to expire in 2012. On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates sold Brookwood Grill and the Holcomb Bridge Property, described below, to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the sale of Brookwood Grill, the Partnership was allocated a gain of approximately $26,000 and net sale proceeds of approximately $77,000. The undistributable net proceeds from this sale attributable to the Partnership are currently being held by Fund II and Fund II-OW.

Holcomb Bridge Property

The Holcomb Bridge Property consisted of two buildings leased to multiple tenants containing a total of approximately 49,500 square feet located in Roswell, Georgia. On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates, sold Brookwood Grill and the Holcomb Bridge Property, to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the sale of the Holcomb Bridge Property, the Partnership was allocated a gain of approximately $15,000 and net proceeds of approximately $54,000. The undistributed net proceeds from this sale attributable to the Partnership are currently being held by Fund II and Fund II-OW.

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

No matters were submitted to a vote of the limited partners during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR THE PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2007, the Partnership had 6,062 outstanding Class A Units held by a total of 174 limited partners and 1,626 outstanding Class B Units held by a total of 41 limited partners. The total number of limited partners has decreased due to the repurchase of certain units since the termination of the offering in 1988. The capital contribution per unit is $250. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to the ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values each year in the Partnership’s annual report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year, and the proceeds therefrom (without any reduction for selling expenses), plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

Utilizing the foregoing methodology and based upon market conditions existing in early December 2006, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2006, to be approximately $90.33 per Class A Unit and $98.15 per Class B Unit. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership's limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

It should also be noted that the Partnership is in the process of selling certain of its properties and that as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline. In considering the foregoing estimated unit valuations, it should be noted that the Partnership has previously distributed net sale proceeds in the amount of $0.00 per Class A Unit and $197.09 per Class B Unit to its limited partners. These amounts are intended to represent the per-unit distributions received by limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

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

The Partnership has reserved distributions to limited partners since the fourth quarter of 2001 primarily as a result of (i) the vacancy of the Louis Rose Building effective April 30, 2001, (ii) a reduction in cash flows resulting from the sales of Cherokee Commons in 2001, the retail portion of Heritage Place in 2003, Brookwood Grill and the Holcomb Bridge Property in 2004 and the office component of Heritage Place in 2006, and (iii) funding tenant improvements and leasing costs incurred in connection with the Boeing at the Atrium lease renewals in 2002 and 2003.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2006, 2005, 2004, 2003, and 2002 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2006	2005	2004	2003	2002
Total assets	$635,186	$990,558	$1,005,053	$993,542	$1,023,250
Equity in income (loss) of Joint Venture	$(30,372)	$(14,495)	$11,533	$(27,781)	$(61,502)
Net income (loss)	$(30,372)	$(14,495)	$12,382	$(28,541)	$(61,423)
Net income (loss) allocated to Limited Partners:
Class A	$(355,246)	$15,722	$(17,961)	$(28,541)	$(61,423)
Class B	$324,874	$(30,217)	$30,343	$0	$0
Net income (loss) allocated to Limited Partner Unit:
Class A	$ (58.60)	$ 2.59	$ (2.96)	$(4.71)	$(10.13)
Class B	$199.80	$(18.58)	$18.66	$ 0.00	$ 0.00
Cash distribution per Limited Partner Unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per weighted-average Limited Partner Unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$199.88	$ 0.00	$ 0.00	$ 0.00	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. Of the six assets in which we originally owned interests, we have sold four assets including the office component of Heritage Place, which closed in May 2006. In December 2006, Boeing exercised the option to reduce the square footage by approximately 53,000 square feet, which consists of the first two floors effective September 18, 2007. We continue to aggressively pursue leasing opportunities for the Louis Rose Building and the upcoming vacancy at Boeing at the Atrium that we believe will ultimately result in the best disposition pricing for our limited partners.

With a number of properties sold, our General Partners are currently reserving operating distributions to limited partners in order to fund our pro-rata share of the capital improvements and re-leasing costs anticipated for the Louis Rose Building and Boeing at the Atrium. Further, the General Partners anticipate continuing to reserve operating distributions primarily due to the fact that the Louis Rose Building remains vacant and Boeing exercised its option to reduce the square footage.

After paying liabilities and establishing reserves deemed necessary by our General Partners, the Partnership completed the first distribution of net sale proceeds from the sales of Cherokee Commons, the Holcomb Bridge Property, Brookwood Grill, and the retail portion of Heritage Place of approximately $325,000 to limited partners in November 2006. Once the details surrounding the re-leasing efforts and future dispositions become known, our General Partners will evaluate if further distributions of net sale proceeds are appropriate.

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

•

Boeing at the Atrium property is currently 99% occupied by the Boeing/Shuttle Division of The Boeing Company. The existing Boeing lease extends through March 2008. Boeing exercised the option to reduce the square footage by approximately 53,000 square feet effective September 18, 2007, which consists of the first two floors.

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

The U.S. economy has grown at a rate of 3.4% in 2006, which is up slightly from 3.2% growth in 2005. The economy grew at a 3.5% annual pace in the fourth quarter, up from 2.2% in the previous quarter. This slowdown of growth in the third quarter is primarily attributable to housing, with residential investment falling 19.0%, the worst decrease in over a decade. This weakness in the housing sector was offset by fourth quarter growth in personal consumption expenditures, which rose 4.4% in the quarter and contributed 3.1% to gross domestic product (“GDP”). GDP growth for 2007 is expected to be 2.5% with estimated inflation at 2.0%.

The U.S. office real estate market is continuing to display strong growth through the first quarter of 2007, with steady declines in vacancy, positive absorption rates, and moderate construction. These conditions are creating an acceleration in rent growth across most markets. National vacancy rates continue to trend downward with fourth quarter vacancy at 12.5%, down 35 basis points from the third quarter and 105 basis points from one year ago. Many markets are performing well due to job growth in the service sector and a restraint on new supply. Improved job growth is not seen across the board, however, with coastal and energy markets doing well and the Midwest slightly lagging. A four-quarter average puts job growth at 2.5% since midyear 2005, which is reflected in steady positive absorption. Looking forward to the near-term, many economists anticipate that there may be a slowing in the economy due to a further housing correction, causing weaker employment growth and a downturn in demand for consumer-related finance. Such a slowing would also slow the growth in rental rates.

The real estate capital transactions market experienced a strong finish to the year with $45 billion of office properties changing hands in the fourth quarter. Office property sales in 2006 totaled $134 billion, an increase of 32% over prior year sales. Real estate investment trust privatizations, the process of publicly traded real estate investment trusts becoming privately held through merger or acquisition, accounted for $18 billion of volume in 2006. Capitalization rates (“cap rates”) for central business district properties are at an all-time low due to strong investor demand. Demand for office properties continues to be well distributed across the capital sector with equity funds, institutions, real estate investment trusts, and foreign investors being the most competitive bidders for portfolios. A different capital sector has led acquisitions for each of the past four years, a further indication of the diversity of demand. Equity funds have replaced institutions as the largest purchaser of office properties in 2006. The spread between average cap rates and 10-year U.S. Treasuries continues to tighten, as cap rates compress and the U.S. Treasury inches up from 2002 lows. In the medium-term, the combination of higher interest rates and slower rent growth could spell the end of the cap rate compression with cap rates expected to slightly increase over the next three years.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate an expected increase in rental rates, the extent to which our portfolio may benefit from this growth is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets could actually result in a decrease in future rental rates.

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

Short-Term Liquidity

We did not generate cash flow from operating activities during 2006, as Fund II and Fund II-OW has continued to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership to provide funding for anticipated re-leasing and capital improvement costs for the Louis Rose Building and Boeing at the Atrium. Accordingly, no operating distributions were paid to limited partners during the year ended December 31, 2006. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures. During 2006, we also received net sale proceeds of approximately $325,000 from Fund II and Fund II-OW and distributed such net sale proceeds to the limited partners.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our current working capital needs.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the selective and strategic sale of properties and operating cash flows generated from the Joint Ventures. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding our proportionate share of the re-leasing costs and capital improvements for the Louis Rose Building and Boeing at the Atrium. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

We have encountered difficulties in re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket during the period following the expiration of the sole tenant’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to present challenges to landlords, primarily due to the increasing availability of office space for lease, and low rental rates and concessions offered to prospective tenants. As of December 31, 2006, vacancy is approximately 14.0% for Charlotte as a whole and approximately 21.9% for the Northeast submarket of Charlotte. Accordingly, we are uncertain as to when the Louis Rose Building will be re-leased, the level of rental rates which may be achieved in connection with such re-leasing, or the amount of re-leasing costs we will be required to fund in connection therewith.

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

Net sale proceeds from the sale of properties are allocated to the Class A and Class B limited partners in accordance with the terms of the partnership agreement, as amended effective January 1, 2000. As of December 31, 2006, Fund II and Fund II-OW received, used, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Total Net Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2006	Undistributed Net Sale Proceeds Currently Being Reserved as of December 31, 2006
				Amount	Purpose

Cherokee Commons (sold in 2001)	$8,414,089	2.9%	$239,776	$77,421	• Re-leasing of Boeing at the Atrium (2003 and 2002) • Funding for Fund I and Fund II Tucker operating expenses (2005)	$162,355	$0

Heritage Place – retail portion (sold in 2003)	$3,207,708	2.6%	81,797	1,332	• Funding for Fund I and Fund II Tucker operating expenses (2005)	80,465	0

Brookwood Grill (sold in 2004)	$2,346,693	3.3%	76,730	429	• Funding for Fund I and Fund II Tucker operating expenses (2005)	33,851	42,450

Holcomb Bridge Property (sold in 2004)	$6,889,379	0.8%	53,737	297	• Funding for Fund I and Fund II Tucker operating expenses (2005)	48,329	5,111

Heritage Place – office portion (sold in 2006)	$4,028,043	2.6%	102,715	0		0	102,715

Total			$554,755	$79,479		$325,000	$150,276

The net proceeds listed above will continue to be held in reserve by Fund II and Fund II-OW as our General Partners evaluate the capital needs of the existing properties in which we hold an interest.

Results of Operations

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Equity in loss of Fund II and Fund II-OW was $30,372 and $14,495 for the years ended December 31, 2006 and 2005, respectively. The 2006 increase in loss, as compared to 2005, is primarily attributable to (i) Fund I and Fund II Tucker recognizing an impairment loss of approximately $795,000 for the office portion of Heritage Place, (ii) Fund I and Fund II Tucker recognizing an additional loss on sale of the office portion of Heritage Place (iii) Fund II-III Associates recognizing a lease termination expense as a result of a tenant at Boeing at the Atrium exercising its option to reduce square footage, partially offset by (iv) a decrease in administrative costs relative to the reduction in the size of the portfolio, and (v) an increase in interest income recognized on the net sale proceeds held by Fund II and Fund II-OW as a result of an increase in the daily interest yield and an increase in the average net proceeds held during the respective periods as a result of the May 2006 sale of the office portion of Heritage Place.

We expect future equity in loss of Fund II and Fund II-OW to increase as a result of (i) a corresponding decline in income due to selling the office component of Heritage Place in May 2006, (ii) a reduction of interest income earned resulting from the decline in net sales proceeds held by Fund II and Fund II-OW following the distribution of the net sales proceeds in November 2006, and (iii) a tenant at Boeing at the Atrium exercising its option to reduce the square footage which will occur in September 2007.

Comparison of the year ended December 31, 2005 vs. the year ended December 31, 2004

Equity in income (loss) of Fund II and Fund II-OW was $(14,495) and $11,533 for the years ended December 31, 2005 and 2004, respectively. The 2005 decrease, as compared to 2004, is primarily attributable to (i) gains recognized from the sale of the Holcomb Bridge Property and Brookwood Grill in 2004, (ii) a reduction in operating income due to the sale of the two aforementioned properties, (iii) an increase in administrative expenses recorded by Fund II and Fund II-OW related to increased reporting and regulatory requirements, (iv) a decrease in rental income and tenant reimbursement income as a result of the decrease in occupancy at Heritage Place, partially offset by (v) a reduction in depreciation expense as a result of changing the useful life for all buildings owned through the Joint Ventures from 25 years to 40 years effective July 1, 2004, and (vi) an increase in interest income recorded by Fund II and Fund II-OW as a result of the joint venture holding additional net sale proceeds from the sales of the Brookwood Grill and the Holcomb Bridge Property.

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

Application of Critical Accounting Policies

Our accounting policies have been established to conform with U.S. generally accepted accounting principles (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to use judgment in the application of accounting policies, including making estimates and assumptions. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If management’s judgment or interpretation of the facts and circumstances relating to various transactions had been different, it is possible that different accounting policies would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may utilize different estimates that may impact comparability of our results of operations to those of companies in similar businesses.

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

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, as defined by Statement of Financial Accounting Standard No. 144, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the first quarter of 2006, Fund I and Fund II Tucker recorded an impairment loss for the office component of Heritage Place of approximately $795,000, of which approximately $20,000 was allocated to the Partnership in order to reduce the carrying value of the property to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, and their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, and their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact for Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which provides for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If Section 470 were deemed to apply to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the same partnership. In March 2005, the IRS announced that it would not apply Section 470 to partnerships for the taxable year 2004 based solely on the fact that a partnership had both taxable and tax-exempt partners. In December 2005, the IRS extended the period for transitional relief through the 2005 tax year, and in December 2006, the IRS again extended the period for transitional relief through all tax years beginning prior to January 1, 2007. In addition, pursuant to Section 403(ff) of the Gulf Opportunity Zone Act of 2005, the effective date provisions regarding the applicability of Section 470 were amended to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 will apply only to property acquired after March 12, 2004. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership; however, due to the uncertainties and lack of guidance relating to this provision, it is unclear as to whether the acquisition of a limited partnership interest in the Partnership after the March 12, 2004 effective date may be deemed to be an acquisition of property within the meaning of the effective date provisions of Section 470.

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

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as its independent registered public accounting firm.

Ernst & Young LLP’s reports on the financial statements of the Partnership for the years ended December 31, 2005 and 2004 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principle.

During the years ended December 31, 2005 and 2004, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the years ended December 31, 2005 and 2004, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2006 and 2005.

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

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2006, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust, Inc., Wells Real Estate Investment Trust II, Inc., Wells Timberland REIT, Inc., and Institutional REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust, Inc. and Wells Real Estate Investment Trust II, Inc. qualify as real estate investment trusts, and Wells Timberland REIT, Inc. and Institutional REIT, Inc. intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 63, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;
•	Wells Asset Management, Inc.;
•	Wells & Associates, Inc.; and
•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as real estate investment trusts or intend to qualify as real estate investment trusts beginning with the year ending December 31, 2007.

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

On August 26, 2003, Mr. Wells and WIS entered into a Letter of Acceptance, Waiver and Consent (“AWC”) with the National Association of Securities Dealers, Inc. (“NASD”) relating to alleged rule violations. The AWC set forth the NASD’s findings that WIS and Mr. Wells had violated conduct rules relating to the provision of noncash compensation of more than $100 to associated persons of NASD member firms in connection with their attendance at the annual educational and due diligence conferences sponsored by WIS in 2001 and 2002. Without admitting or denying the allegations and findings against them, WIS and Mr. Wells consented in the AWC to various findings by the NASD, which are summarized in the following paragraph:

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

WIS consented to a censure and Mr. Wells consented to suspension from acting in a principal capacity with an NASD member firm for one year. WIS and Mr. Wells also agreed to the imposition of a joint and several fine in the amount of $150,000. Mr. Wells’ one-year suspension from acting in a principal capacity ended on October 6, 2004. Mr. Wells continues to represent the issuer and perform other nonprincipal activities on behalf of WIS.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of the general partner of our general partner, and persons who own 10% or more of any class of equity interests in the Partnership, to report their beneficial ownership of equity interests in the Partnership to the SEC. Their initial reports are required to be filed using the SEC’s Form 3, and they are required to report subsequent purchases, sales, and other changes using the SEC’s Form 4, which must be filed within two business days of most transactions. Officers, directors, and partners owning more than 10% of any class of equity interests in the Partnership are required by SEC regulations to furnish us with copies of all of reports they file pursuant to Section 16(a).

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

Code of Ethics

The Partnership has adopted a code of ethics applicable to our corporate general partner’s Principal Executive Officer and Principal Financial Officer, as well as the principal accounting officer, controller, or other employees of our corporate general partner performing similar functions on behalf of the Partnership, if any. The code of ethics is contained in the Business Standards/Code of Conduct/General Policies established by WREF. You may obtain a copy of this code of ethics, without charge, upon request by calling our Client Services Department at 800-557-4830 or 770-243-8282.

ITEM 11.	COMPENSATION OF GENERAL PARTNERS AND AFFILIATES.

The Partnership has not made any payments to Leo F. Wells, III as compensation for serving as our general partner. Further, the Partnership does not have any employees, officers, or directors and, accordingly, no compensation has been awarded to, earned by, or paid to any individuals. See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b) Set forth below is the security ownership of management as of February 28, 2007:

Leo F. Wells, III does not own any Class A or Class B Units in Wells Real Estate Fund II-OW as of February 28, 2007.

The General Partners did not receive any distributions of operating cash flow or net sale proceeds in 2006.

(c) No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners and their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distribution for such year payable only after the limited partners each receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after the limited partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a partnership management fee. The General Partners are also entitled to receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the limited partners have received a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sale proceeds for the year ended December 31, 2006.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Fund II and Fund II-OW equal to (a) of the gross revenues collected monthly, 3% for management services and 3% leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by Fund II and Fund II-OW and, accordingly, included in equity in income (loss) of Fund II and Fund II-OW in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $4,387, $5,055, and $5,883 for the years ended December 31, 2006, 2005, and 2004, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or their affiliates for the years ended December 31, 2006, 2005, or 2004.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited under many circumstances pursuant to the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

Administrative Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, included in equity in income (loss) of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs reimbursed to Wells Capital and Wells Management recorded by Fund II and Fund II-OW is $7,520, $9,539, and $8,838 for the years ended December 31, 2006, 2005, and 2004.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal year ended December 31, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and Ernst & Young LLP, and including the audit of the Partnership’s annual financial statements, for the fiscal years ended December 31, 2006 and 2005, are set forth in the table below.

	Frazier & Deeter, LLC	Ernst & Young LLP
	2006	2006	2005
Audit Fees	$6,234	$5,781	$8,970
Audit-Related Fees	0	0	0
Tax Fees	0	8,628	7,312
Other Fees	0	0	0

Total	$6,234	$14,409	$16,282

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

•

Tax Fees – These are fees for all professional services performed by professional staff in our independent registered public accountant’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning, and tax advice. Tax compliance involves preparation of any federal, state or local tax returns. Tax planning and tax advice encompass a diverse range of services, including assistance with tax audits and appeals, tax advice related to acquisitions and dispositions of assets, and requests for rulings or technical advice from taxing authorities.

•	Other Fees – These are fees for other permissible work performed that do not meet the above-described categories, including assistance with internal audit plans and risk assessments.

During the fiscal years ended December 31, 2006 and 2005, 100% of the services performed by Frazier & Deeter, LLC and Ernst & Young LLP and described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-61 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II-OW (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

March 27, 2007	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2007	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND II-OW

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund II-OW

We have audited the accompanying balance sheet of Wells Real Estate Fund II-OW (the “Partnership”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II-OW as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund II-OW

We have audited the accompanying balance sheet of Wells Real Estate Fund II-OW (the “Partnership”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II-OW at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND II-OW

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Investment in Fund II and Fund II-OW	$442,125	$593,240
Due from Fund II and Fund II-OW	187,877	392,134
Cash and cash equivalents	5,184	5,184

Total assets	$635,186	$990,558

LIABILITIES AND PARTNERS’ CAPITAL

Commitments and contingencies	$–	$–

Partners’ capital:
Limited partners:
Class A – 6,062 units issued and outstanding	635,186	990,432
Class B – 1,626 units issued and outstanding	0	126
General partners	0	0

Total partners’ capital	635,186	990,558

Total liabilities and partners’ capital	$635,186	$990,558

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
EQUITY IN INCOME (LOSS) OF FUND II AND FUND II-OW	$(30,372)	$(14,495)	$11,533

EXPENSES:
General and administrative	0	0	(272)

INTEREST AND OTHER INCOME	0	0	1,121

NET INCOME (LOSS)	$(30,372)	$(14,495)	$12,382

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(355,246)	$15,722	$(17,961)

CLASS B	$324,874	$(30,217)	$30,343

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$(58.60)	$2.59	$(2.96)

CLASS B	$199.80	$(18.58)	$18.66

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2003	6,062	$992,671	1,626	$0	$0	$992,671

Net income (loss)	0	(17,961)	0	30,343	0	12,382

BALANCE, December 31, 2004	6,062	974,710	1,626	30,343	0	1,005,053

Net income (loss)	0	15,722	0	(30,217)	0	(14,495)

BALANCE, December 31, 2005	6,062	990,432	1,626	126	0	990,558

Net income (loss)	0	(355,246)	0	324,874	0	(30,372)
Distributions of net sale proceeds ($0.00 and $199.88 per Class A and Class B Unit, respectively)	0	0	0	(325,000)	0	(325,000)

BALANCE, December 31, 2006	6,062	$635,186	1,626	$0	$0	$635,186

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(30,372)	$(14,495)	$12,382
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Equity in (income) loss of Fund II and Fund II-OW	30,372	14,495	(11,533)
Operating changes in assets and liabilities:
Decrease in accounts payable and accrued expenses	0	0	(871)

Net cash used in operating activities	0	0	(22)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	325,000	0	0
Contributions to the joint venture	0	(158)	(797)

Net cash provided by (used in) investing activities	325,000	(158)	(797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	(325,000)	0	0

NET DECREASE IN CASH AND CASH EQUIVALENTS	0	(158)	(819)

CASH AND CASH EQUIVALENTS, beginning of year	5,184	5,342	6,161

CASH AND CASH EQUIVALENTS, end of year	$5,184	$5,184	$5,342

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from Fund II and Fund II-OW contributed to Fund II and Fund II-OW	$0	$19,886	$0

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

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

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW	2. Heritage Place(1) A commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas
4. Brookwood Grill(2) A restaurant located in Fulton County, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)(3)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	5. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia

(1)	The retail portion of this property (approximately 30%) was sold in April 2003, and the remaining office component of this property was sold in May 2006.

(2)	These properties were sold in July 2004.

(3)	Fund II-III-VI-VII Associates was liquidated in 2006.

Wells Real Estate Fund II, Wells Real Estate Fund III, L.P., Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. are affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Partnership’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Partnership’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment in Fund II and Fund II-OW

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Partnership does not have control over the operations of Fund II and Fund II-OW; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in Fund II and Fund II-OW using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Partnership for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Partnership beginning January 1, 2007. The Partnership is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

3.	INVESTMENT IN JOINT VENTURES

Summary of Investments

The Partnership’s investment and approximate ownership percentage in Fund II and Fund II-OW as of December 31, 2006 and 2005 are summarized below:

	2006		2005
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund II and Fund II-OW	$442,125	5%	$593,240	5%

Fund II and Fund II-OW’s investment and approximate ownership percentages in the Joint Ventures as of December 31, 2006 and 2005, are summarized below:

	2006		2005
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund I and Fund II Tucker	$0	48%	$2,330,394	48%
Fund II-III Associates(1)	4,005,310	63%	4,462,407	63%

	$4,005,310		$6,792,801

(1)	Includes Fund II-III Associates’ approximate 23% equity interest in Fund II-III-VI-VII Associates of $0 and $20,935 as of December 31, 2006 and December 31, 2005, respectively.

Summary of Activities

Roll-forwards of the Partnership’s investment in Fund II and Fund II-OW for the years ended December 31, 2006 and 2005, are presented below:

	2006	2005
Investment in Fund II and Fund II-OW, beginning of year	$593,240	$599,836
Equity in loss of Fund II and Fund II-OW	(30,372)	(14,495)
Contribution to Fund II and Fund II-OW	0	158
(Distributions from) contributions to Fund II and Fund II-OW	(120,743)	7,741

Investment in Fund II and Fund II-OW, end of year	$442,125	$593,240

Roll-forwards of the Fund II and Fund II-OW’s investment in joint ventures for the years ended December 31, 2006 and 2005 are presented below:

	2006	2005
Investment in joint ventures, beginning of year	$6,792,801	$6,767,613
Equity in income (loss) of Joint Ventures	(279,674)	215,586
Contribution to Joint Ventures	43,912	374,494
Distributions from Joint Ventures	(2,551,729)	(564,892)

Investment in joint ventures, end of year	$4,005,310	$6,792,801

Summary of Financial Information

Condensed financial information for Fund II and Fund II-OW as of December 31, 2006 and 2005 and for the years ended December 31, 2005, and 2004, is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2006	2005	2006	2005	2006	2005
Fund II and Fund II-OW	$11,749,772	$18,602,157	$3,426,236	$7,430,038	$8,323,536	$11,172,119

	Total Revenues			Net Income (Loss)(1)
	For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004
Fund II and Fund II-OW	$367,395	$242,334	$60,803	$(571,996)	$(272,968)	$217,186

(1)

Effective July 1, 2004, Fund II and Fund II-OW extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in an increase to Fund II and Fund II-OW’ net income for the year ended December 31, 2004 of approximately $112,422. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Impairment of Real Estate Assets

Fund I and Fund II Tucker reevaluated the recoverability of the carrying value of Heritage Place pursuant to the Partnership’s policy for evaluating and accounting for the impairment of real estate assets described above. Fund I and Fund II Tucker determined that the carrying value of the related real estate assets of Heritage Place was not recoverable as compared to the estimated fair value, primarily as a result of reducing the estimated holding period of such assets. Accordingly, Fund I and Fund II Tucker reduced the carrying value of such real estate assets to the estimated fair value by recognizing an impairment loss of approximately $795,000 in the first quarter of 2006, of which approximately $20,000 is allocable to the Partnership. This impairment loss is included in income (loss) from discontinued operations from Fund I and Fund II Tucker for the year ended December 31, 2006 in the table below.

Effective July 1, 2006, the first day of the quarter following the completion of the sale of all real estate assets, Fund I and Fund II Tucker adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented. Accordingly, condensed financial information for the Fund I and Fund II Tucker as of December 31, 2006 and 2005 and for the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Net Assets in Liquidation December 31,	Total Equity December 31,
	(Unaudited) 2006	2005	(Unaudited) 2006	2005	(Unaudited) 2006	2005
Fund I and Fund II Tucker	$27,852	$4,934,963	$27,852	$89,061	$0	$4,845,902

	Total Revenues			Loss From Continuing Operations			Loss From Discontinued Operations			Net Loss(1)
	(Unaudited) For the Six Months Ended June 30,	For the Years Ended December 31,		(Unaudited) For the Six Months Ended June 30,	For the Years Ended December 31,		(Unaudited) For the Six Months Ended June 30,	For the Years Ended December 31,		(Unaudited) For the Six Months Ended June 30,	For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund I and Fund II Tucker	$2,189	$3,227	$8	$(10,804)	$(4,937)	$(20,502)	$(810,142)	$(56,298)	$(12,438)	$(820,946)	$(61,235)	$(32,940)

(1)

Effective July 1, 2004, Fund I and Fund II Tucker extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in decrease to net loss for year ended December 31, 2004 of approximately $49,200. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Condensed financial information for Fund II-III Associates as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005, and 2004 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2006	2005	2006	2005	2006	2005
Fund II-III Associates	$6,846,531	$7,486,280	$563,744	$487,318	$6,282,787	$6,998,962

	Total Revenues			Income From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income(1)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund II-III Associates	$1,850,141	$1,839,204	$1,779,150	$201,921	$390,933	$667,930	$4,349	$(6,388)	$863,986	$206,270	$384,545	$1,531,916

(1)

Effective July 1, 2004, Fund II-III Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in increase to net income for year ended December 31, 2004 of approximately $144,200. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Fund II-III-VI-VII Associates wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund II-III-VI-VII Associates was terminated in 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Condensed financial information for the joint venture in which the Partnership holds an interest through its ownership in Fund II-III Associates for the years ended December 31, 2006, 2005, and 2004, is presented below:

	Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations			Net Income
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund II-III-VI-VII Associates	$0	$0	$0	$0	$(4,799)	$(23,811)	$0	$94,148	$2,090,607	$0	$89,349	$2,066,796

The Partnership allocates its share of earnings generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2 for net income, net loss, and gain on sale, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	(Unaudited) For the Six Months Ended June 30, 2006				For the Year Ended December 31, 2005			For the Year Ended December 31, 2004
	Operating Loss	Impairment Loss	Loss on Sale	Total	Operating Loss	Gain on Sale	Total	Operating Loss	Gain on Sale	Total
Fund I and Fund II Tucker	$(6,097)	$(794,812)	$(9,233)	$(810,142)	$(56,298)	$0	$(56,298)	$(12,438)	$0	$(12,438)

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005				For the Year Ended December 31, 2004
	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale		Total	Operating Income	Gain on Sale	Total
Fund II-III Associates	$4,349	$0	$4,349	$(6,388)	$0		$(6,388)	$92,841	$771,145	$863,986
Fund II-III-VI-VII Associates	0	0	0	(6,038)	100,186	(1)	94,148	217,207	1,873,400	2,090,607

	$4,349	$0	$4,349	$(12,426)	$100,186		$87,760	$310,048	$2,644,545	$2,954,593

(1)

Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing and represented our maximum estimated exposure related to a rental guarantee for certain space at the Holcomb Bridge Property.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Fund II and Fund II-OW equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management and its affiliates is $4,387, $5,055, and $5,883 for the years ended December 31, 2006, 2005, and 2004, respectively.

Administrative Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, included in equity in income (loss) of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs reimbursed to Wells Capital and Wells Management recorded by Fund II and Fund II-OW is $7,520, $9,539, and $8,838 for the years ended December 31, 2006, 2005, and 2004, respectively.

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

A reconciliation of the Partnership’s financial statement net income (loss) to net income (loss) presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement net income (loss)	$(30,372)	$(14,495)	$12,382
Increase (decrease) in net income resulting from:
Amortization expense for financial reporting purposes less than amounts for income tax purposes	(126)	(126)	(422)
Bad debt expenses (recoveries) for financial reporting purposes in excess of amounts of income tax purposes	147	(348)	647
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	907	1,145	12,366 (1)
Expenses deductible when paid for income tax purposes in excess of amounts accrued for financial reporting purposes	0	(4,382)	(4,382)
Rental income financial reporting purposes (greater than) less than amounts for income tax purposes	(1,646)	2,213	6,026
Gains/losses on sale of properties for financial reporting purposes in excess of/less than amounts for income tax purposes	(27,958)	(845)	(9,075)
Other (Includes meals and entertainment)	3,522	(1,035)	(1,546)

Income tax basis net income (loss)	$(55,526)	$(17,873)	$15,996

(1)

Effective July 1, 2004, the Joint Ventures extended the weighted-average composite useful lives for all building assets from 25 years to 40 years. This change has no impact on the statutory life used for Federal income tax purposes of 40 years, upon which tax depreciation is based (see Note 2).

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2006, 2005, and 2004:

	2006	2005	2004
Financial statement partners’ capital	$635,186	$990,558	$1,005,053
Increase (decrease) in partners’ capital resulting from:
Accumulated amortization expense for financial reporting purposes in excess of amounts for income tax purposes	118	244	370
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	5,016	4,869	5,217
Accumulated depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	267,179	266,272	265,127
Joint venture change in ownership	(1,427)	(1,427)	(1,427)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	12,964	12,964	17,346
Accumulated rental income accrued for financial reporting less than (greater than) amounts for income tax purposes	6,425	8,071	5,858
Accumulated gains on sale of properties for financial reporting purposes greater than amounts for income tax purposes	(92,205)	(64,247)	(63,402)
Section 734 Adjustment – Class B Partners’ step up in basis	231,457	0	0
Other (includes meals and entertainment)	(2,036)	(5,559)	(4,524)

Income tax basis partners’ capital	$1,062,677	$1,211,745	$1,229,618

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2006 and 2005:

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in loss of Fund II and Fund II-OW	$(23,100)	$(1,492)	$(1,203)	$(4,577)
Net loss	$(23,100)	$(1,492)	$(1,203)	$(4,577)
Net income (loss) allocated to limited partners:
Class A	$(22,974)	$(1,492)	$(1,203)	$(329,577)
Class B	$(126)	$0	$0	$325,000
Net income (loss) per limited partner unit outstanding:
Class A(a)	$(3.79)	$(0.25)	$(0.20)	$ (54.37)
Class B	$(0.08)	$ 0.00	$ 0.00	$199.88
Net sales proceeds distributions per limited partners unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$199.88

	2005 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in loss of Fund II and Fund II-OW	$(2,040)	$(2,608)	$(8,072)	$(1,775)

Net loss	$(2,040)	$(2,608)	$(8,072)	$(1,775)

Net income (loss) allocated to limited partners:
Class A	$5,493	$4,230	$0	$5,999
Class B	$(7,533)	$(6,838)	$(8,072)	$(7,774)
Net income (loss) per limited partner unit outstanding:
Class A(a)	$ 0.91	$ 0.70	$ 0.00	$ 0.99
Class B	$(4.63)	$(4.21)	$(4.96)	$(4.78)

(a)	The sum of the four quarterly amounts does not equal the respective annual amount presented in the accompanying financial statements due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund I and Fund II Tucker:

We have audited the accompanying balance sheet of Fund I and Fund II Tucker (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund I and Fund II Tucker at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 20, 2007

FUND I AND FUND II TUCKER

STATEMENT OF NET ASSETS IN LIQUIDATION

AS OF DECEMBER 31, 2006 (unaudited)

AND

BALANCE SHEET

AS OF DECEMBER 31, 2005

ASSETS

	2006 (unaudited)	2005
Real estate assets, at cost:
Land	$0	$2,292,078
Building and improvements, less accumulated depreciation of $0 and $3,893,808 at December 31, 2006 and 2005, respectively	0	2,440,873

Total real estate assets	0	4,732,951

Cash and cash equivalents	20,498	43,935
Tenant receivables, net	0	68,286
Deferred leasing costs, net	0	51,913
Due from joint venture partners	4,260	0
Other assets	3,094	37,878

Total assets	$27,852	$4,934,963

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$26,288	$86,752
Due to affiliate	1,564	2,309

Total liabilities	27,852	89,061

Total net assets in liquidation	$0	0

Partners’ capital:
Wells Real Estate Fund I		2,515,508
Fund II and Fund II-OW		2,330,394

Total partners’ capital		4,845,902

Total liabilities and partners’ capital		$4,934,963

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

FOR THE PERIOD OF JULY 1, 2006 TO

DECEMBER 31, 2006 (unaudited)

2006 (unaudited)
Balance, July 1, 2006	$3,776
Changes in net assets in liquidation attributable to:
Net loss	(33,976)
Contributions from joint venture partners	30,200

Balance, December 31, 2006	$0

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2006 (unaudited)	Year Ended December 31,
		2005	2004
REVENUES:
Interest and other income	$2,189	$3,227	$8

EXPENSES:
General and administrative	12,993	8,164	20,510

NET LOSS FROM CONTINUING OPERATIONS	(10,804)	(4,937)	(20,502)

DISCONTINUED OPERATIONS:
Operating loss	(6,097)	(56,298)	(12,438)
Impairment loss	(794,812)	0	0
Loss on disposition	(9,233)	0	0

Loss from discontinued operations	(810,142)	(56,298)	(12,438)

NET LOSS	$(820,946)	$(61,235)	$(32,940)

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

AND FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

	Wells Real Estate Fund I	Fund II and Fund II-OW	Total Partners’ Capital

BALANCE, DECEMBER 31, 2003	$2,263,584	$2,120,186	$4,383,770

Net loss	(17,099)	(15,841)	(32,940)
Partnership distributions	(36,180)	(56,694)	(92,874)

BALANCE, DECEMBER 31, 2004	2,210,305	2,047,651	4,257,956

Net loss	(31,787)	(29,448)	(61,235)
Partnership distributions	(67,252)	(62,303)	(129,555)
Partnership contributions	404,242	374,494	778,736

BALANCE, DECEMBER 31, 2005	2,515,508	2,330,394	4,845,902

Net loss	(426,153)	(394,793)	(820,946)
Partnership distributions	(2,100,373)	(1,945,807)	(4,046,180)
Partnership contributions	12,978	12,022	25,000

BALANCE, JUNE 30, 2006 (UNAUDITED)	$1,960	$1,816	$3,776

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006 (unaudited)	Year Ended December 31,
		2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(820,946)	$(61,235)	$(32,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	794,812	0	0
Loss on sale	9,233	0	0
Depreciation	34,850	204,670	244,673
Amortization of deferred leasing costs	8,119	19,694	19,083
Lease termination expense	2,609	0	0
Operating changes in assets and liabilities:
Decrease in tenant receivables, net	13,831	3,386	4,176
Increase in other assets	(38)	(22)	(6,186)
(Decrease) increase in accounts payable and accrued expenses	(18,352)	16,178	10,937
Increase (decrease) in due to affiliate	708	(780,584)	21,271
Decrease deferred income	0	(6,667)	(15,951)

Net cash provided by (used in) operating activities	24,826	(604,579)	245,063

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate	4,028,983	0	0
Investment in real estate	(30,590)	(47,726)	(135,220)
Payment of deferred leasing costs	(9,262)	(7,079)	(54,794)

Net cash provided by (used in) investing activities	3,989,131	(54,805)	(190,014)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(17,197)	(158,123)	(96,160)
Net sale proceeds distributions to joint venture partners	(4,028,983)	0	0
Contributions from joint venture partners	25,000	778,736	0

Net cash (used in) provided by financing activities	(4,021,180)	620,613	(96,160)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,223)	(38,771)	(41,111)

CASH AND CASH EQUIVALENTS, beginning of period	43,935	82,706	123,817

CASH AND CASH EQUIVALENTS, end of period	$36,712	$43,935	$82,706

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$0	$28,568

Write-off of fully amortized deferred leasing costs	$0	$25,182	$0

See accompanying notes.

FUND I AND FUND II TUCKER

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 (UNAUDITED), 2005, AND 2004

1.	ORGANIZATION AND BASIS OF PRESENTATION

Organization

During 1986, Wells Real Estate Fund I (“Fund I”) and Fund II and Fund II-OW entered into a Georgia general partnership to create Fund I and Fund II Tucker (the “Joint Venture”). Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II (“Fund II”) and Wells Real Estate Fund II-OW (“Fund II-OW”). The general partners of Fund I, Fund II, and Fund II-OW are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”).

The Joint Venture was formed to acquire and operate commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. The Joint Venture owned a 100% interest in Heritage Place, which originally consisted of a retail shopping and commercial office complex located in Tucker, Georgia.

On April 7, 2003, the Joint Venture sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, the Joint Venture received net proceeds of approximately $3,208,000 and recognized a gain of $293,000.

On May 10, 2006, the Joint Venture sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $4,029,000. As of March 31, 2006, the Joint Venture recognized an impairment loss of approximately $795,000 to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $9,000.

As of December 31, 2006, the Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture intends to wind up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners.

Basis of Presentation

As of December 31, 2006, the Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture intends to wind up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners.

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Effective July 1, 2006, the first day of the quarter following the completion of the sale of all real estate assets, the Joint Venture adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Joint Venture’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheet.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the first quarter of 2006, the Joint Venture recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of the office component of Heritage Place to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

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

Tenant Receivables, net

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Tenant receivables were recorded at the original amount earned, less an allowance for any doubtful accounts, which approximates fair value. Allowances of $2,290 and $20,220 are included in tenant receivables as of December 31, 2006 and 2005, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written off to lease termination expense. Deferred leasing costs include accumulated amortization of $0 and $43,274 as of December 31, 2006 and 2005, respectively.

Due from joint venture partners

Due from joint venture partners reflect obligations from Fund I and Fund II and Fund II-OW resulting from the Joint Venture’s deficit balance.

Other Assets

Other assets as of December 31, 2006 and 2005 are comprised of the following items:

	2006 (unaudited)	2005
Refundable security deposits	$0	$31,671
Prepaid property insurance	2,854	1,606
Miscellaneous	240	4,601

Total	$3,094	$37,878

Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund such balances to the tenants upon the expiration of the related lease term. Prepaid property insurance is recognized in the period in which the coverage is provided. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund I and Fund II and Fund II-OW held ownership interests in the Joint Venture of approximately 52% and 48%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund I and Fund II and Fund II-OW are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund I, Fund II, and Fund II-OW entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term.

From March 1987 through December 2004, Wells Management elected to defer the receipt of management and leasing fees and initial lease-up costs due from the Joint Venture. As of December 31, 2004, the Joint Venture owed aggregate management and leasing fees to Wells Management of $778,736, which was paid in 2005. The Joint Venture began paying management and leasing fees to Wells Management from current operating cash flow in the first quarter of 2005. During the six months ended June 30, 2006 and for the years ended December 31, 2005 and 2004, the Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $16,521, $43,586, and $45,494, respectively, all of which are included in loss from discontinued operations in the accompanying statements of operations.

Administration Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. During 2006, 2005, and 2004, the Joint Venture reimbursed $26,485, $39,777, and $41,834, respectively, to Wells Management and its affiliates for these services, portions of which are included in loss from discontinued operations.

Due to Affiliate

As of December 31, 2006 and December 31, 2005, due to affiliate balances reflect amounts due to Wells Management for the following items:

	2006 (unaudited)	2005
Property management fees	$0	$620
Administrative reimbursements	1,564	1,689

	$1,564	$2,309

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office component of Heritage Place, which was sold on May 10, 2006, as discontinued operations in the accompanying statements of operations. The details comprising loss from discontinued operations are presented below:

	Six Months Ended June 30, 2006 (unaudited)	Year Ended December 31,
		2005	2004
Rental income	$224,094	$683,121	$705,784
Tenant reimbursements	5,395	19,186	1,133
Bad debt recoveries	0	0	4,923
Interest and other income	0	16	4,331

Total property revenues	229,489	702,323	716,171

Property operating costs	132,869	409,388	355,693
Management and leasing fees	15,569	41,172	43,383
Depreciation	34,850	204,670	244,673
Amortization	8,119	19,694	19,083
Lease termination expense	2,609	0	0
General and administrative	41,570	83,697	65,777

Total expenses	235,586	758,621	728,609

Operating loss	(6,097)	(56,298)	(12,438)
Impairment loss	(794,812)	0	0
Loss on disposition	(9,233)	0	0

Loss from discontinued operations	$(810,142)	$(56,298)	$(12,438)

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006 (UNAUDITED)

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2004	$8,579,033	$3,689,138

Additions	47,726	204,670

BALANCE AT DECEMBER 31, 2005	8,626,759	3,893,808

Additions	30,590	34,850
Dispositions	(7,862,537)	(3,928,658)
Impairments (1)	(794,812)	0

BALANCE AT DECEMBER 31, 2006 (UNAUDITED)	$0	$0

(1)

As of March 31, 2006, Fund I and Fund II Tucker wrote down the basis of the office component of Heritage Place to approximate a recently contracted sale price as a result of reducing the intended holding period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund II-OW:

We have audited the accompanying balance sheet of Fund II and Fund II-OW (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund II-OW as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund II-OW:

We have audited the accompanying balance sheet of Fund II and Fund II-OW (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund II-OW at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND II AND FUND II-OW

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005
Real estate assets, at cost:
Land	$1,367,856	$1,367,856
Building and improvements, less accumulated depreciation of $4,956,266 and $4,821,521 at December 31, 2006 and 2005, respectively	2,951,066	2,968,245

Total real estate assets	4,318,922	4,336,101

Investment in joint ventures	4,005,310	6,792,801
Cash and cash equivalents	3,246,617	7,408,442
Due from joint ventures	162,550	62,880
Other assets	16,373	1,933

Total assets	$11,749,772	$18,602,157

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable and accrued expenses	$78,261	$30,204
Due to joint ventures	2,049	0
Due to affiliates	12,478	17,973
Partnership distributions payable	3,333,448	7,381,861

Total liabilities	3,426,236	7,430,038

Partners’ capital:
Wells Real Estate Fund II	7,881,412	10,578,879
Wells Real Estate Fund II-OW	442,124	593,240

Total partners’ capital	8,323,536	11,172,119

Total liabilities and partners’ capital	$11,749,772	$18,602,157

See accompanying notes.

FUND II AND FUND II-OW

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Interest income and other income	$367,395	$242,334	$60,803

EXPENSES:
Property operating costs	183,856	187,196	165,544
Management and leasing fees	11,000	9,900	10,380
Depreciation	134,745	135,489	247,910
General and administrative	330,116	398,303	361,633

Total expenses	659,717	730,888	785,467

EQUITY IN INCOME (LOSS) OF JOINT VENTURES	(279,674)	215,586	941,850

NET INCOME (LOSS)	$(571,996)	$(272,968)	$217,186

See accompanying notes.

FUND II AND FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Wells Real Estate Fund II	Wells Real Estate Fund II-OW	Total Partners’ Capital
BALANCE, DECEMBER 31, 2003	$12,996,755	$728,828	$13,725,583

Net income	205,653	11,533	217,186
Partnership contributions	14,204	796	15,000
Partnership distributions	(2,520,093)	(141,321)	(2,661,414)

BALANCE, DECEMBER 31, 2004	10,696,519	599,836	11,296,355

Net loss	(258,474)	(14,494)	(272,968)
Partnership contributions	354,608	19,886	374,494
Partnership distributions	(213,774)	(11,988)	(225,762)

BALANCE, DECEMBER 31, 2005	10,578,879	593,240	11,172,119

Net loss	(541,623)	(30,373)	(571,996)
Partnership distributions	(2,155,844)	(120,743)	(2,276,587)

BALANCE, DECEMBER 31, 2006	$7,881,412	$442,124	$8,323,536

See accompanying notes.

FUND II AND FUND II-OW

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(571,996)	$(272,968)	$217,186
Operating distributions received from joint ventures	514,973	605,267	715,448
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in (income) loss of joint ventures	279,674	(215,586)	(941,850)
Depreciation	134,745	135,489	247,910
Changes in assets and liabilities:
(Increase) decrease in other assets	(14,440)	69	(2,002)
Increase (decrease) in accounts payable and accrued expenses	48,057	(16,143)	47,876
(Decrease) increase in due to affiliates	(5,495)	10,252	(1,230)

Net cash provided by operating activities	385,518	246,380	283,338

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	1,937,086	0	2,477,659
Investment in real estate assets	(117,566)	0	0
Investment in joint ventures	(41,863)	(374,494)	(95,482)

Net cash provided by (used in) investing activities	1,777,657	(374,494)	2,382,177

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to joint venture partners	(6,325,000)	0	0
Contributions from joint venture partners	0	0	15,000

Net cash (used in) provided by financing activities	(6,325,000)	0	15,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,161,825)	(128,114)	2,680,515

CASH AND CASH EQUIVALENTS, beginning of year	7,408,442	7,536,556	4,856,041

CASH AND CASH EQUIVALENTS, end of year	$3,246,617	$7,408,442	$7,536,556

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from joint ventures	$162,550	$62,880	$103,255

Due to joint ventures	$2,049	$0	$0

Partnership distributions payable	$2,276,587	$225,762	$2,661,414

Contribution of amounts payable to joint venture partners	$0	$374,494	$0

See accompanying notes.

FUND II AND FUND II-OW

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

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

Additionally, during the periods presented, Fund II and Fund II-OW owned interests in the following properties and joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund I and Fund II Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW	1. Heritage Place(1) A commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	2. Boeing at the Atrium A four-story office building located in Houston, Texas 3. Brookwood Grill(2) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	4. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia

(1)	Retail portion of this property (approximately 30%) was sold in April 2003. The remaining office portion of this property was sold in May 2006.

(2)	These properties were sold in July 2004.

On April 7, 2003, Fund I and Fund II Tucker sold the retail portion of Heritage Place, which comprises approximately 30% of the total premises, to an unrelated third party for a gross selling price of $3,400,000. As a result of this sale, Fund II and Fund II-OW was allocated a gain of approximately $141,000 and received net sales proceeds of approximately $1,543,000.

On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates sold Brookwood Grill and the Holcomb Bridge Property, respectively, to an unrelated third party for an aggregate gross sale price of $9,500,000. As a result of the sale of Brookwood Grill, Fund II and Fund II-OW was allocated a gain of approximately $481,000 and received net proceeds of approximately $1,445,000. As a result of the sale of the Holcomb Bridge Property, Fund II and Fund II-OW recognized a gain of approximately $288,000 and received net sale proceeds of approximately $1,007,000.

On May 10, 2006, Fund I and Fund II Tucker sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, Fund II and Fund II-OW received net sale proceeds of approximately $1,937,000. As of March 31, 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $10,000. Approximately $382,000 and $5,000 of the impairment loss and loss on sale were allocable to Fund II and Fund II-OW, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Fund II and Fund II-OW’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of Fund II and Fund II-OW financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of Fund II and Fund II-OW’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by Fund II and Fund II-OW may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. As of March 31, 2006, Fund I and Fund II Tucker recorded an impairment loss for the office component of Heritage Place of approximately $795,000, of which approximately $382,000 was allocated to Fund II and Fund II-OW.

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

Investment in Joint Ventures

Fund II and Fund II-OW has evaluated the Joint Ventures and concluded that there are no variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. Fund II and Fund II-OW does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by Fund II and Fund II-OW as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, Fund II and Fund II-OW accounted for its investment in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to Fund II and Fund II-OW. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Fund II and Fund II-OW is obligated to fund its pro rata share of the Joint Ventures’ deficit balances and these amounts are included in due to joint ventures in the accompanying balance sheets. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

Fund II and Fund II-OW considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets

Prepaid expenses and other assets as of December 31, 2006 and 2005 is comprised of the following balances:

	2006	2005
Interest receivable	$14,732	$0
Prepaid property insurance	1,641	1,933

Total	$16,373	$1,933

Interest receivable represents interest earned during the period presented, which will be received in the following month. Prepaid property insurance is recognized in the period in which the coverage is provided. Balances without a future economic benefit are written off as they are identified.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Ventures beginning January 1, 2008. The Joint Ventures are currently assessing provisions and evaluating the financial impact of SFAS No. 157 on their financial statements, however, does not believe the adoption of this pronouncement will have a material impact on their financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Ventures for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Ventures’ financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Ventures beginning

January 1, 2007. The Joint Ventures are currently assessing provisions and evaluating the financial impact of FIN No. 48 on their financial statements, however, does not believe the adoption of this pronouncement will have a material impact on their financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Ventures’ financial statements.

3.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures

Due from joint ventures as of December 31, 2006 and 2005 represents Fund II and Fund II-OW’s share of cash to be distributed from the Joint Ventures for the fourth quarters of 2006 and 2005, respectively.

Management and Leasing Fees

Wells Real Estate Fund II and Wells Real Estate Fund II-OW has property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of Fund II and Fund II-OW’s properties equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Through its interests in the Joint Ventures, Fund II and Fund II-OW incurred management and leasing fees that are payable to Wells Management and its affiliates through its equity in income of joint ventures of $82,621, $94,115, and $110,487 during the years ended December 31, 2006, 2005, and 2004, respectively.

Administration Reimbursements

Wells Capital, one of the general partners of Wells Real Estate Fund II and Wells Real Estate Fund II-OW, and Wells Management perform certain administrative services for Fund II and Fund II-OW, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on estimates of the time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. Fund II and Fund II-OW incurred administrative costs payable to Wells Capital and Wells Management of $152,144, $192,514, and $175,335 during the years ended December 31, 2006, 2005, and 2004, respectively, which are included in general and administrative expenses in the accompanying statements of operations.

Due to Affiliates

As of December 31, 2006 and December 31, 2005, due to affiliates was comprised of administrative reimbursements due to Wells Management and/or Wells Capital.

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Fund II and Fund II-OW’s investment and approximate ownership percentage in the Joint Ventures as of December 31, 2006 and 2005 are presented below:

	2006		2005
	Amount	Percent	Amount	Percent
Fund I and Fund II Tucker	$0	48%	$2,330,394	48%
Fund II-III Associates (1)	4,005,310	63%	4,462,407	63%

	$4,005,310		$6,792,801

(1)	Includes Fund II-III Associates approximate 23.43% equity interest in Fund II-III-VI-VII Associates of $0 and $20,935 as of December 31, 2006 and December 31, 2005, respectively.

Roll-forwards of Fund II and Fund II-OW’s investment in the Joint Ventures for the years ended December 31, 2006 and 2005 are presented below:

	2006	2005
Investment in Joint Ventures, beginning of year	$6,792,801	$6,767,613
Equity in income (loss) of Joint Ventures	(279,674)	215,586
Contribution to Joint Ventures	43,912	374,494
Distributions from Joint Ventures	(2,551,729)	(564,892)

Investment in Joint Ventures, end of year	$4,005,310	$6,792,801

Effective July 1, 2006, the first day of the quarter following the completion of the sale of all real estate assets, Fund I and Fund II Tucker adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows are no longer presented. Accordingly, condensed financial information for the Fund I and Fund II Tucker as of December 31, 2006 and 2005 and for the six months ended June 30, 2006 and the years ended December 31, 2005 and 2004 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Net Assets in Liquidation December 31,	Total Equity December 31,
	2006	2005	2006	2005	2006	2005
Fund I and Fund II Tucker	$27,852	$4,934,963	$27,852	$89,061	$0	$4,845,902

	Total Revenues			Loss From Continuing Operations			Loss From Discontinued Operations			Net Loss(1)
	For The Six Months Ended June 30,	For The Years Ended December 31,		For The Six Months Ended June 30,	For The Years Ended December 31,		For The Six Months Ended June 30,	For The Years Ended December 31,		For The Six Months Ended June 30,	For The Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund I and Fund II Tucker	$2,189	$3,227	$8	$(10,804)	$(4,937)	$(20,502)	$(810,142)	$(56,298)	$(12,438)	$(820,946)	$(61,235)	$(32,940)

(1)

Effective July 1, 2004, Fund I and Fund II Tucker extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in decrease to net loss for year ended December 31, 2004 of approximately $49,200. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Condensed financial information for Fund II-III Associates as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2006	2005	2006	2005	2006	2005
Fund II-III Associates	$6,846,531	$7,486,280	$563,744	$487,318	$6,282,787	$6,998,962

	Total Revenues			Income From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income(1)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
Fund II-III Associates	$1,850,141	$1,839,204	$1,779,150	$201,921	$390,933	$667,930	$4,349	$(6,388)	$863,986	$206,270	$384,545	$1,531,916

(1)

Effective July 1, 2004, Fund II-III Associates extended the weighted-average composite useful life for all building assets from 25 years to 40 years, which resulted in increase to net income for year ended December 31, 2004 of approximately $144,200. Management believes that this change more appropriately reflects the estimated useful lives of real estate assets and is consistent with prevailing industry practice.

Fund II and Fund II-OW allocates its share of earnings generated by the properties owned by Fund I and Fund II Tucker and Fund II-III Associates to its joint venture partners pursuant to the joint venture agreement provisions outlined in Note 2 for allocation of income and distributions, respectively. The components of income (loss) from discontinued operations recognized by Fund I and Fund II Tucker and Fund II-III Associates are provided below:

	For The Six Months Ended June 30, 2006				For The Year Ended December 31, 2005			For The Year Ended December 31, 2004
	Operating Loss	Impairment Loss	Loss on Sale	Total	Operating Loss	Gain on Sale	Total	Operating Loss	Gain on Sale	Total
Fund I and Fund II Tucker	$(6,097)	$(794,812)	$(9,233)	$(810,142)	$(56,298)	$0	$(56,298)	$(12,438)	$0	$(12,438)

	For The Year Ended December 31, 2006			For The Year Ended December 31, 2005			For The Year Ended December 31, 2004
	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total	Operating Income	Gain on Sale	Total
Fund II-III Associates	$4,349	$0	$4,349	$(6,388)	$0	$(6,388)	$92,841	$771,145	$863,986

Fund II-III-VI-VII Associates

Fund II-III-VI-VII Associates wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. We terminated the Joint Venture in 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Condensed financial information for Fund II-III-VI-VII Associates for the years ended December 31, 2006, 2005, and 2004 is presented below:

Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations			Net Income
For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
$ 0	$ 0	$ 0	$ 0	$(4,799)	$(23,811)	$ 0	$94,148	$2,090,607	$ 0	$89,349	$2,066,796

Fund II and Fund II-OW allocates its share of earnings generated by the properties owned by Fund II-III-VI-VII Associates to its joint venture partners pursuant to the joint venture agreement provisions outlined in Note 2 for allocation of income and distributions, respectively. The components of income (loss) from discontinued operations recognized by Fund II-III-VI-VII Associates are provided below:

For The Years Ended December 31, 2006			For The Years Ended December 31, 2005			For The Years Ended December 31, 2004
Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total	Operating Income	Gain on Sale	Total
$ 0	$ 0	$ 0	$(6,038)	$100,186(1)	$94,148	$217,207	$1,873,400	$2,090,607

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2006
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(b)	Date of Construction	Date Acquired
LOUIS ROSE BUILDING(a)	None	$1,282,500	$7,285,315	$707,373	$1,367,856	$7,907,332	$0	$9,275,188	$4,956,266	1987	5/09/88

(a)	The Louis Rose Building is a two-story office building located in Charlotte, North Carolina.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$9,157,622	$4,438,122

Additions	0	247,910

BALANCE AT DECEMBER 31, 2004	9,157,622	4,686,032

Additions	0	135,489

BALANCE AT DECEMBER 31, 2005	9,157,622	4,821,521

Additions	117,566	134,745

BALANCE AT DECEMBER 31, 2006	$9,275,188	$4,956,266

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund III Associates:

We have audited the accompanying balance sheet of Fund II and Fund III Associates (the “Joint Venture”) as of December 31, 2006, and the related statements of operations, partners’ capital, and cash flows for the year ended December 31, 2006. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Joint Venture’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Joint Venture’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund III Associates as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund III Associates:

We have audited the accompanying balance sheet of Fund II and Fund III Associates (the “Joint Venture”) as of December 31, 2005, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule as of December 31, 2005 and for each of the two years in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund III Associates at December 31, 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND II AND FUND III ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2006 AND 2005

ASSETS

	2006	2005

Real estate assets, at cost:
Land	$1,504,743	$1,504,743
Building and improvements, less accumulated depreciation of $7,237,578 and $10,212,761 at December 31, 2006 and 2005, respectively	4,480,963	4,985,575

Total real estate assets	5,985,706	6,490,318

Cash and cash equivalents	633,001	502,057
Tenant receivables, net	65,553	252,639
Deferred leasing costs, less accumulated amortization of $708,606 and $820,455 at December 31, 2006 and 2005, respectively	151,875	230,744
Other assets, net	10,396	10,522

Total assets	$6,846,531	$7,486,280

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$135,547	$212,804
Due to affiliates	13,493	11,199
Deferred income	159,764	164,697
Partnership distributions payable	254,940	98,618

Total liabilities	563,744	487,318

Partners’ capital:
Fund II and Fund II-OW	4,005,310	4,462,408
Wells Real Estate Fund III, L.P.	2,277,477	2,536,554

Total partners’ capital	6,282,787	6,998,962

Total liabilities and partners’ capital	$6,846,531	$7,486,280

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
REVENUES:
Rental income	$1,739,437	$1,737,858	$1,736,835
Reimbursement income	84,862	99,200	42,315
Interest and other income	25,842	2,146	0

Total revenues	1,850,141	1,839,204	1,779,150

EXPENSES:
Property operating costs	814,375	748,704	745,817
Management and leasing fees	133,385	133,168	122,605
Depreciation	450,317	423,007	556,345
Amortization	102,553	102,554	102,553
Lease termination expense	94,104	0	0
General and administrative	53,486	61,772	68,150

Total expenses	1,648,220	1,469,205	1,595,470

EQUITY IN INCOME OF FUND II, III, VI, AND VII ASSOCIATES	0	20,934	484,250

NET INCOME FROM CONTINUING OPERATIONS	201,921	390,933	667,930

DISCONTINUED OPERATIONS:
Operating income (loss)	4,349	(6,388)	92,841
Gain on disposition	0	0	771,145

Income (loss) from discontinued operations	4,349	(6,388)	863,986

NET INCOME	$206,270	$384,545	$1,531,916

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	Fund II and Fund II-OW	Wells Real Estate Fund III, L.P.	Total Partners’ Capital
BALANCE, DECEMBER 31, 2003	$6,776,735	$3,908,802	$10,685,537

Net income	957,690	574,226	1,531,916
Partnership contributions	81,055	48,945	130,000
Partnership distributions	(3,096,210)	(1,850,609)	(4,946,819)

BALANCE, DECEMBER 31, 2004	4,719,270	2,681,364	7,400,634

Net income	245,214	139,331	384,545
Partnership distributions	(502,076)	(284,141)	(786,217)

BALANCE, DECEMBER 31, 2005	4,462,408	2,536,554	6,998,962

Net income	131,457	74,813	206,270
Partnership contributions	17,818	10,760	28,578
Partnership distributions	(606,373)	(344,650)	(951,023)

BALANCE, DECEMBER 31, 2006	$4,005,310	$2,277,477	$6,282,787

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2006, 2005, AND 2004

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$206,270	$384,545	$1,531,916
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposition	0	0	(771,145)
Equity in income of Fund II, III, VI, and VII Associates	0	(20,934)	(484,250)
Operating distributions received from Fund II, III, VI, and VII Associates	0	0	66,070
Depreciation	450,317	423,007	570,925
Amortization	102,553	102,554	102,553
Lease termination expense	94,104	0	0
Changes in assets and liabilities:
Decrease in tenant receivables, net	123,593	89,047	79,493
Decrease (increase) in other assets, net	126	(1,483)	(104,027)
Decrease in accounts payable and accrued expenses	(77,257)	(17,521)	(44,018)
(Decrease) increase in deferred income	(4,933)	3,895	158,995
Increase (decrease) in due to affiliate	2,294	(412)	7,082

Net cash provided by operating activities	897,067	962,698	1,113,594

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds received from the sale of real estate	0	0	2,346,693
Net proceeds received from Fund II, III, VI, & VII Associates	0	0	1,614,182
Investment in Fund II, III, VI, and VII Associates	0	(2,780)	0
Investment in real estate assets	0	(213,560)	(100,799)

Net cash (used in) provided by investing activities	0	(216,340)	3,860,076

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(794,701)	(798,387)	(1,060,897)
Net sale proceeds distributions to joint venture partners	0	0	(3,960,875)
Contributions from joint venture partners	28,578	0	130,000

Net cash used in financing activities	(766,123)	(798,387)	(4,891,772)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	130,944	(52,029)	81,898

CASH AND CASH EQUIVALENTS, beginning of year	502,057	554,086	472,188

CASH AND CASH EQUIVALENTS, end of year	$633,001	$502,057	$554,086

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from Fund II, III, VI, and VII Associates	$0	$0	$1,182

Partnership distributions payable	$254,940	$98,618	$110,788

Write-off of fully depreciated real estate costs	$3,479,795	$0	$0

Write-off of fully amortized deferred leasing costs	$448,723	$0	$96,088

See accompanying notes.

FUND II AND FUND III ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005, AND 2004

1.	ORGANIZATION AND BUSINESS

In April 1989, Fund II and Fund II-OW entered into a Georgia general partnership with Wells Real Estate Fund III, L.P. (“Wells Fund III”), known as Fund II and Fund III Associates (the “Joint Venture”) for the purposes of developing, constructing, operating, and selling commercial and industrial real properties. Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”).

In April 1989, the Joint Venture acquired an approximate 118,000 square foot, four-story office building, Boeing at the Atrium, in Houston, Texas. In 1991, Fund II and Fund II-OW contributed its interest in a 5.8-acre of land, known as the Brookwood Property, in Roswell, Georgia, to the Joint Venture. An approximate 7,000 square foot restaurant, Brookwood Grill, was developed on 1.5 acres of the Brookwood Property. During 1995, the remaining 4.3 acres of the Brookwood Property were transferred at cost to the Fund II, III, VI and VII Associates, a joint venture partnership between the Joint Venture, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), and Wells Real Estate Fund VII, L.P. (“Wells Fund VII”). Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially complete in 1996. Once constructed, this property became known as the Holcomb Bridge Property. The general partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

On July 1, 2004, the Joint Venture and Fund II, III, VI, and VII Associates sold Brookwood Grill and the Holcomb Bridge Property, respectively, to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the Brookwood Grill sale, the Joint Venture has been allocated net sale proceeds of approximately $2,318,000 and recognized a gain of approximately $771,000. As a result of the sale of the Holcomb Bridge Property, the Joint Venture received net sale proceeds of approximately $1,614,000 and was allocated a gain of approximately $462,000. Fund II, III, VI, and VII Associates wound up its affairs in 2005 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. We terminated Fund II, III, VI, and VII Associates during 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Joint Venture’s financial statements are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

The preparation of the Joint Venture’s financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant Improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2006.

In the third quarter of 2004, the Joint Venture completed a review of its real estate depreciation by performing an analysis of the components of each property type in an effort to determine weighted-average composite useful lives of its real estate assets. As a result of this review, the Joint Venture changed its estimate of the weighted-average composite useful lives for all building assets. Effective July 1, 2004, for all building assets, the Joint Venture extended the weighted-average composite useful life from 25 years to 40 years. The change resulted in an increase to net income of approximately $144,000 for the year ended December 31, 2004. We believe the change more appropriately reflects the estimated useful lives of the building assets and is consistent with prevailing industry practice.

Investment in Fund II, III, VI, and VII Associates

The Joint Venture has evaluated Fund II, III, VI, and VII Associates and concluded that it is not a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Joint Venture does not have control over the operations of Fund II, III, VI, and VII Associates; however, it does exercise significant influence. Approval by the Joint Venture as well as the other joint venture partners is required for any major decision or any action that would materially affect Fund II, III, VI, and VII Associates, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Joint Venture accounted for its investment in Fund II, III, VI, and VII Associates using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables are written off to lease termination expense. Allowances of $1,694 and $2,315 are included in tenant receivables as of December 31, 2006 and 2005, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately one year. Upon receiving notification of a tenant’s intention to terminate a lease, unamortized deferred leasing costs are written-off to lease termination expense.

Other Assets, net

Other assets as of December 31, 2006 and 2005 is comprised of the following balances:

	2006	2005
Prepaid property insurance	$6,302	$6,010
Interest receivable	2,608	0
Refundable security deposits	1,000	1,000
Other	486	3,512

Total	$10,396	$10,522

Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. An allowance of $8,530 is included in other assets as of December 31, 2006 and 2005. Prepaid property insurance is recognized in the period in which the coverage is provided. Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund remaining balances to the tenants upon the expiration of their related lease term. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. For the periods presented, Fund II and Fund II-OW and Wells Fund III held ownership interests in the Joint Venture of approximately 63% and 37%, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing provisions and evaluating the financial impact of SFAS No. 157 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006, and is effective for the Joint Venture for the year ended December 31, 2006. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 will be effective for the Joint Venture beginning January 1, 2007. The Joint Venture is currently assessing provisions and evaluating the financial impact of FIN No. 48 on its financial statements, however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the method to account for and report changes in accounting principles and corrections of errors. Previously, most voluntary changes in accounting principles required recognition as a cumulative effect adjustment to net income during the period in which the change was adopted. Conversely, in circumstances where applicable accounting guidance does not include specific transition provisions, SFAS No. 154 requires retrospective application to prior periods’ financial statements unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005; however, it does not change the transition provisions of any of the existing accounting pronouncements. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Fund II, Wells Fund II-OW, and Wells Fund III entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties which are leased on a long-term net basis (ten or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2006, 2005, and 2004, the Joint Venture incurred management and leasing fees that are payable to Wells Management and its affiliates of $116,585, $116,480, and $132,342, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management and its affiliates perform certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2006, 2005, and 2004, the Joint Venture reimbursed $27,221, $35,209, and $39,164, respectively, to Wells Management and its affiliates for these services, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Due to Affiliate

As of December 31, 2006 and December 31, 2005, due to affiliate balances reflect the following items due to Wells Management:

	2006	2005
Property management fees	$9,616	$9,555
Administrative reimbursements	3,877	1,644

	$13,493	$11,199

4.	INVESTMENT IN FUND II, III, VI AND VII ASSOCIATES

As of December 31, 2005, the Joint Venture owned an interest of approximately 23% in Fund II, III, VI, and VII Associates. Fund II, III, VI, and VII Associates wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. We terminated the Joint Venture in 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Roll-forwards of the Joint Venture’s investment (deficit) in Fund II, III, VI, and VII Associates for the year ended December 31, 2006 and 2005 are presented below:

	2006	2005
Deficit in Fund II, III, VI and VII Associates, beginning of year	$0	$(24,896)
Equity in income of Fund II, III, VI and VII Associates	0	20,934
Contributions to Fund II, III, VI and VII Associates	0	3,962

Investment in Fund II, III, VI and VII Associates, end of year	$0	$0

Condensed financial information for Fund II, III, VI, and VII Associates as of December 31, 2006 and 2005, and for the years ended December 31, 2006, 2005, and 2004 is presented below:

Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations			Net Income
For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
2006	2005	2004	2006	2005	2004	2006	2005	2004	2006	2005	2004
$ 0	$ 0	$ 0	$ 0	$(4,799)	$(23,811)	$ 0	$94,148	$2,090,607	$ 0	$89,349	$2,066,796

The Joint Venture allocates its share of earnings generated by the property owned by Fund II, III, VI, and VII Associates to its joint venture partners pursuant to the joint venture agreement provisions outlined in Note 2 for allocation of income and distributions. The components of income from discontinued operations recognized by Fund II, III, VI, and VII Associates are provided below:

For The Year Ended December 31, 2006			For The Year Ended December 31, 2005			For The Year Ended December 31, 2004
Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total	Operating Income	Gain on Sale	Total
$ 0	$ 0	$ 0	$(6,038)	$100,186(1)	$94,148	$217,207	$1,873,400	$2,090,607

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

5.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office component of Brookwood Grill, which was sold on July 1, 2004, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2006	2005	2004
Rental income	$3,728	$3,728	$124,958
Reimbursement income	0	0	17,566
Interest and other income	621	0	0

Total revenues	4,349	3,728	142,524

Property operating costs	0	852	16,470
Management and leasing fees	0	112	9,737
Depreciation	0	0	14,580
Bad debt expense	0	9,152	1,693
General and administrative	0	0	7,203

Total expenses	0	10,116	49,683

Operating income (loss)	4,349	(6,388)	92,841
Gain on disposition	0	0	771,145

Income (loss) from discontinued operations	$4,349	$(6,388)	$863,986

6.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2006 follows:

Year ending December 31:
2007	$1,603,106
2008	250,791

$1,853,897

One tenant generated approximately 100% of rental income for the year ended December 31, 2006, and will generate approximately 100% of future minimum rental income.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2006
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(b)	Date of Construction	Date Acquired
BOEING AT THE ATRIUM(a)	None	$1,367,000	$11,409,245	$447,039	$1,504,743	$11,718,541	$0	$13,223,284	$7,237,578	1988	4/03/89

(a)	Boeing at the Atrium is a four-story office building located in Houston, Texas.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2006

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2003	$18,403,966	$9,834,673

Additions	100,799	570,925
Dispositions	(2,015,246)	(615,844)

BALANCE AT DECEMBER 31, 2004	16,489,519	9,789,754

Additions	213,560	423,007

BALANCE AT DECEMBER 31, 2005	16,703,079	10,212,761

Additions	0	504,612 (1)
Dispositions	(3,479,795)	(3,479,795)

BALANCE AT DECEMBER 31, 2006	$13,223,284	$7,237,578

(1)	Included in the number presented is $54,295, which is included in lease termination expense in the accompanying statements of operations.

EXHIBIT INDEX

TO

2006 FORM 10-K

OF

WELLS REAL ESTATE FUND II-OW

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3		Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW (Registration Statement of Wells Real Estate Fund II-OW, Exhibit B to the Prospectus, File No. 33-17977)

*10	(a)	Management Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, File No. 0-17876)

*10	(b)	Leasing and Tenant Coordination Agreement between Registrant and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, File No. 0-17876)

*10	(c)	Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit 10(f) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(d)	Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(e)	Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(f)	Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, File No. 0-14463)

*10	(g)	Fund II – Fund II-OW Joint Venture Agreement dated March 1, 1988 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(h)	Lease with IBM dated March 17, 1987 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(i)	Purchase Agreement for the Acquisition of the Atrium at Nassau Bay dated March 1, 1989 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(j)	Joint Venture Agreement of Fund II and Fund III Associates dated March 1, 1989 (Exhibit to Post-Effective Amendment No. 2 to Registration Statement of Wells Real Estate Fund III, L.P., File No. 33-24063)

*10	(k)	First Amendment to Joint Venture Agreement of Fund II and Fund III Associates dated April 1, 1989 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(l)	Leases with Lockheed Engineering and Sciences Company, Inc. (Exhibit 10(l) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

*10	(m)	Cost Sharing Agreement between Registrant, Wells Fund II and the Fund II – Fund II-OW Joint Venture dated January 1, 1990 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, File No. 0-16518)

Exhibit Number		Description of Document

*10	(n)	Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit 10(j) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, File No. 0-14463)

*10	(o)	Amended and Restated Joint Venture Agreement of Fund II and Fund III Associates (Exhibit 10(o) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(p)	Land and Building Lease Agreement between Fund II and Fund II-OW and Brookwood Grill of Roswell, Inc. (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(q)	Assignment and Assumption of Lease dated September 20, 1991 between Fund II and Fund II-OW and Fund II and Fund III Associates (Exhibit 10(q) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, File No. 0-16518)

*10	(r)	Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, File No. 0-14463)

*10	(s)	Lease Agreement with First Union National Bank of N.C. dated March 31, 1994, and First Amendment to Lease Agreement dated April 14, 1994 (Exhibit 10(s) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1994, File No. 0-16518)

*10	(t)	Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10	(u)	Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, File No. 0-23656)

*10	(v)	First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, File No. 0-14463)

*10	(w)	Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, File No. 0-17876)

*10	(x)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, File No. 0-17876)

*10	(y)	Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW dated January 1, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 2000, File No. 0-17876)

*10	(z)	Purchase and Sale Agreement for the sale of Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, File No. 0-14463)

*10	(aa)	Amendments to the Brookwood Grill Lease (Exhibit 10(aa) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2001, File No. 0-16518)

*10	(bb)	Lease Agreement with The Boeing Company (Exhibit 10(bb) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10	(cc)	First Amendment to Lease Agreement with The Boeing Company (Exhibit 10(cc) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

Exhibit Number	Description of Document

*10(dd)	Second Amendment to Lease Agreement with The Boeing Company (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10(ee)	Third Amendment to Lease Agreement with The Boeing Company (Exhibit 10(ee) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, File No. 0-16518)

*10(ff)	Purchase and Sale Agreement relating to the Heritage Place Shopping Center (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2003, Commission File No. 0-14463)

*10(gg)	Purchase and Sale Agreement for 880 Holcomb Bridge Road and Brookwood Grill (Exhibit 10.1 to the Form 10-Q of Wells Real Estate Fund II for the period ending September 30, 2004, Commission File No. 0-16518)

*10(hh)	Purchase and Sale Agreement for office portion of Heritage Place (Exhibit 10.3 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*10(ii)	First Amendment to Purchase and Sale Agreement for office portion of Heritage Place (Exhibit 10.4 to the Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*16	Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund II-OW filed on September 27, 2006, Commission File No. 0-17876)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002