Form 10-K
period 2007-12-31
WELLS REAL ESTATE FUND II-OW
filed 2008-03-27
CIK 824004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                 Accelerated filer  ☐

Non-accelerated filer  ☒ (Do not check if a smaller reporting company)                 Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Wells Real Estate Fund II-OW (the “Partnership” or the “Registrant”) other than historical facts may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to limited partners to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We are in the disposition-and-liquidation phase of our life cycle. Our focus on the remaining assets involves leasing and marketing efforts that we believe will result in the best disposition pricing for our limited partners.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2007, 2006, and 2005.

Insurance

Wells Management carries comprehensive liability and extended coverage with respect to the properties we own through our investment in Fund II and Fund II-OW. In the opinion of management, our properties are adequately insured.

Competition

We will experience competition for tenants from owners and managers of competing projects which may include the General Partners or their affiliates. As a result, in connection with negotiating leases, we may offer rental concessions, reduced charges for tenant improvements, and other inducements, all of which may have an adverse impact on results of operations. We are also in competition with sellers of similar properties to locate suitable purchasers for its properties.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc. In addition, as of December 31, 2007, WREF guaranteed certain unsecured debt of another WREF-sponsored product that is in the start-up phase of its operations. As of February 29, 2008, the amount of the debt guaranteed by WREF was equal to approximately $139.7 million. As of December 31, 2007, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would have a negative impact on our results of operations. We are not aware of any reason why our current tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing our tenants from paying contractual rents could result in a material adverse impact on our results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, styled Washtenaw County Employees’ Retirement System v. Wells Real Estate Investment Trust, Inc., et al., in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the Securities and Exchange Commission (“SEC”) on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. The motion to dismiss has been fully briefed and is currently pending before the Court. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs have responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008, and on March 13, 2008, the Court granted the motion to dismiss.

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

We currently have vacancy issues with our properties which could reduce or eliminate cash distributions to limited partners.

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

The success of our investments materially depends on the financial stability of our tenant. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to limited partners.

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

General Investment Risks

You do not have any specific voting rights, and your rights are limited under our partnership agreement.

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

Payment of fees to our General Partners or their affiliates will reduce cash available for distribution to our limited partners.

Our General Partners or their affiliates perform services for us in connection with the management and leasing of our properties in which we own interests. Our affiliates may receive property management and leasing fees of 6.0% of gross revenues in connection with the commercial properties we own. In addition, we will reimburse our General Partners or their affiliates for the administrative services necessary to our prudent operation which includes actual costs of goods, services, and materials used for or by the Partnership. These fees and reimbursements will reduce the amount of cash available for capital expenditures to our properties or distributions to our limited partners.

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

We may be required to expend substantial funds for tenant improvements and tenant refurbishments to vacated space and other lease-up costs. Substantially all of our net offering proceeds available for investment were used for investment in Partnership properties, and we do not anticipate that we will maintain permanent working capital reserves. We also have no identified funding source to provide funds which may be required in the future for tenant improvements, tenant refurbishments, and other lease-up costs in order to attract new tenants. We cannot assure you that any such source of funding will be available to us for such purposes in the future. In the event that we are required to use net cash from operations to fund such tenant improvements, tenant refurbishments, and other lease-up costs, cash distributions to limited partners holding Class A Units will be reduced or eliminated for potentially extended periods of time.

Concentration of Credit Risk

The Partnership maintains bank accounts with high credit, quality financial institutions. At times, the balances in these accounts may exceed federally insured limits.

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

The estimated unit valuations contained in this Annual Report on Form 10-K should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. We did not obtain any third-party appraisals of our properties in connection with these estimated unit valuations. In addition, property values are subject to change and could decline in the future. The valuations performed by the General Partners are estimates only, and are based on a number of assumptions which may not be accurate or complete and may or may not be applicable to any specific limited partnership units. It also should be noted that, as properties are sold and the net proceeds from property sales are distributed to limited partners, the remaining value of the Partnership’s portfolio of properties, and resulting value of Partnership’s limited partnership units, will naturally decline.

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

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation, or our relationship with Wells Capital could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many

Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer. In addition, WREF, the sole stockholder of Wells Capital, currently guarantees unsecured debt held by Wells Timberland REIT, Inc., a WREF-sponsored product that is in the start-up phases of its operations, equal to approximately $139.7 million as of February 29, 2008.

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

Federal Income Tax Risks

The Internal Revenue Service (“IRS”) may challenge our characterization of material tax aspects of your investment in the Partnership.

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

There were no unresolved SEC staff comments as of December 31, 2007.

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

				Leased % as of December 31,
Joint Venture	Joint Venture Partners	Ownership %	Properties	2007	2006	2005		2004		2003
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	94.7% 5.3%	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina	0%	0%	0%		0%		0%
Fund I and Fund II Tucker	• Wells Real Estate Fund I	51.9%	2. Heritage Place(1)	—	—	49	%(1)	53	%(1)	51	%(1)
	• Fund II and Fund II-OW	48.1%	A retail and commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	63.1% 36.9%	3. Boeing at the Atrium A four-story office building located in Houston, Texas	58%	100%	100%		100%		100%
			4. Brookwood Grill(2) A restaurant located in Fulton County, Georgia	—	—	—		—		100%
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)(3)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	23.4% 26.2% 50.4%	5. Holcomb Bridge Property (2) An office/retail center located in Roswell, Georgia	—	—	—		—		83%

(1)

The retail component of this property (approximately 30%) was sold in April 2003; therefore, the 2005, 2004, and 2003 leased percentages are applicable to the commercial office component only. The remaining office component of this property was sold in May 2006. Fund I and Fund II Tucker was liquidated in 2008.

(2)	These properties were sold in July 2004.

(3)	Fund II-III-VI-VII Associates was liquidated in 2006.

Wells Real Estate Fund I, Wells Real Estate Fund II, and Wells Real Estate Fund III, L.P. are affiliated with the Partnership through one or more common general partners. Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. were affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2007, the lease expirations scheduled during the following 10 years for all properties in which the Partnership owned an interest through the Joint Ventures described above, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2008(2)	2	67,953	$1,064,667	$36,092	100%	100%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Includes expiration of Boeing/Shuttle Division leases (67,953 square feet).

Property Descriptions

The properties in which the Partnership owned an interest through the Joint Ventures during the periods presented are further described below:

Louis Rose Building

The Louis Rose Building is a two-story office building containing approximately 71,000 net rentable square feet located in Charlotte, North Carolina. The Louis Rose Building continues to remain vacant following the expiration of the sole tenant’s lease on April 30, 2001. The northeast submarket, in which this property is located, contains approximately 2.2 million square feet of office space and is currently experiencing an overall average vacancy rate of approximately 21.1%. Overall, the Charlotte market has about a 11% vacancy rate. We are continuing our efforts to lease this property to both small and large tenants as well as marketing it for sale. If leased, significant capital improvements are anticipated to be required in connection with the re-leasing of this property.

Heritage Place

Heritage Place is a retail shopping center containing approximately 30,000 square feet and a commercial office building complex containing approximately 67,000 square feet located in Tucker, Georgia. On April 7, 2003, the Fund I and Fund II Tucker sold the retail portion of Heritage Place, which comprised approximately 30% of the total premises. The retail portion of Heritage Place was sold for a gross sale price of $3,400,000. As a result of this sale, the Partnership was allocated a gain of approximately $7,000 and net sale proceeds of approximately $82,000. The net proceeds from this sale attributable to the Partnership were distributed in November 2006. On May 10, 2006, Fund I and Fund II sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, Fund I and Fund II Tucker received net sale proceeds of approximately $4,028,000, of which approximately $103,000 was allocated to the Partnership. As of March 31, 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell as a result of a change in management’s intended holding period for this asset, and recognized an additional loss on sale of approximately $10,000. Approximately $20,000 and $300 of the impairment loss and loss on sale was allocable to the Partnership, respectively. The undistributed net proceeds for this sale attributable to the Partnership are currently being held by Fund II and Fund II-OW.

Boeing at the Atrium

Boeing at the Atrium is an approximate 118,000-square-foot, four-story office building located on a 5.6-acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, Texas. In December 2006, Boeing/Shuttle Division (“Boeing”) exercised the option to reduce the square footage by approximately 46% effective September 18, 2007, which consists of the first two floors of the building. In September 2007, Boeing paid a termination fee equal to the unamortized leasehold costs incurred by the landlord. During the third quarter of 2007, Fund II-III Associates completed a lease amendment and temporary occupancy agreement with Boeing to lease back, in aggregate, approximately 4% of the building through March 31, 2008. As of December 31, 2007, Boeing, the sole tenant, leased approximately 58% of this property with the monthly base rent payable of approximately $89,000 through March 31, 2008. We are aggressively pursuing leasing opportunities for the current and future vacancy at this property. Significant leasing commissions and capital improvements are anticipated to be required in connection with the re-leasing of this property.

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

Holcomb Bridge Property

The Holcomb Bridge Property consisted of two buildings leased to multiple tenants containing a total of approximately 49,500 square feet located in Roswell, Georgia. On July 1, 2004, Fund II-III Associates and Fund II-III-VI-VII Associates sold Brookwood Grill and the Holcomb Bridge Property, to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the sale of the Holcomb Bridge Property, the Partnership was allocated a gain of approximately $15,000 and net proceeds of approximately $54,000. The undistributed net proceeds from this sale attributable to the Partnership are currently being held by Fund II and Fund II-OW.

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

No matters were submitted to a vote of the limited partners during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR THE PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 29, 2008, the Partnership had 6,062 outstanding Class A Units held by a total of 172 limited partners and 1,626 outstanding Class B Units held by a total of 41 limited partners. The total number of limited partners has decreased due to the repurchase of certain units since the termination of the offering in 1988. The capital contribution per unit is $250. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units under certain circumstances.

Unit Valuation

Because fiduciaries of retirement plans subject to ERISA and the IRA custodians are required to determine and report the value of the assets held in their respective plans or accounts on an annual basis, the General Partners are required under the partnership agreement to report estimated unit values each year in the Partnership’s Annual Report on Form 10-K. The methodology to be utilized for determining such estimated unit values under the partnership agreement requires the General Partners to estimate the amount a unit holder would receive assuming that the Partnership’s properties were sold at their estimated fair market values as of the end of the Partnership’s fiscal year, and the proceeds therefrom (without any reduction for selling expenses), plus the amount of net sale proceeds held by the Partnership at year-end from previous property sales, if any, were distributed to the limited partners in liquidation. The estimated unit valuations are intended to be an estimate of the distributions that would be made to limited partners who purchased their units directly from the Partnership in the Partnership’s original public offering of units.

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2007. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2007, to be approximately $88.89 per Class A Unit and $96.72 per Class B Unit, based upon market conditions existing in early December 2007. These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, what limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

The Partnership has reserved distributions to limited partners since the fourth quarter of 2001 primarily as a result of (i) the vacancy of the Louis Rose Building effective April 30, 2001, (ii) a reduction in cash flows as a result of the reduction of square footage leased by Boeing, (iii) a reduction in cash flows resulting from the sales of Cherokee Commons in 2001, the retail portion of Heritage Place in 2003, Brookwood Grill and the Holcomb Bridge Property in 2004 and the office component of Heritage Place in 2006, and (iv) funding tenant improvements and leasing costs incurred in connection with the Boeing at the Atrium lease renewals in 2002 and 2003.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2007, 2006, 2005, 2004, and 2003 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2007	2006	2005	2004	2003
Total assets	$613,593	$635,186	$990,558	$1,005,053	$993,542
Equity in income (loss) of Joint Venture	$(21,593)	$(30,372)	$(14,495)	$11,533	$(27,781)
Net income (loss)	$(21,593)	$(30,372)	$(14,495)	$12,382	$(28,541)
Net income (loss) allocated to Limited Partners:
Class A	$(21,593)	$(355,246)	$15,722	$(17,961)	$(28,541)
Class B	$0	$324,874	$(30,217)	$30,343	$0
Net income (loss) allocated to Limited Partner Unit:
Class A	$(3.56)	$ (58.60)	$ 2.59	$ (2.96)	$(4.71)
Class B	$ 0.00	$199.80	$(18.58)	$18.66	$ 0.00
Operating cash distribution per Limited Partner Unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per Limited Partner Unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$199.88	$ 0.00	$ 0.00	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. Of the six assets in which we originally owned interests, we have sold four assets. In the fourth quarter of 2006, the majority tenant of Boeing at the Atrium, Boeing, exercised the option to reduce its square footage leased by approximately 46% effective September 18, 2007. During 2007, Fund II-III Associates completed a lease amendment and temporary occupancy agreement with Boeing to lease back, in aggregate, approximately 4% of the building through March 31, 2008, increasing the total occupancy at Boeing at the Atrium to approximately 58%. We continue to aggressively pursue leasing opportunities for the Louis Rose Building and Boeing at the Atrium that we believe will ultimately result in the best disposition pricing for our limited partners.

With a number of properties sold, our General Partners are currently reserving operating distributions to limited partners in order to fund our pro rata share of anticipated re-leasing costs and capital expenditures for the Louis Rose Building and Boeing at the Atrium. Further, the General Partners anticipate continuing to reserve operating distributions primarily because the Louis Rose Building remains vacant and Boeing’s lease expires on March 31, 2008. Once the outcome of the re-leasing efforts is known, the General Partners will evaluate if distributions of net sale proceeds are appropriate.

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

•	Brookwood Grill was sold on July 1, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The Louis Rose Building is currently vacant. We are aggressively working on re-leasing and/or selling this property.

•	Boeing at the Atrium is currently 58% occupied by Boeing. The existing Boeing leases extend through March 2008. We are marketing the current vacant space for lease.

Industry Factors

Our results continue to be impacted by a number of factors influencing the real estate industry.

General Economic Conditions and Real Estate Market Commentary

The General Partners review a number of economic forecasts and market commentaries in order to evaluate general economic conditions and to formulate a view of the current environment’s effect on the real estate markets in which we operate.

As measured by the U.S. gross domestic product, the U.S. economy’s growth rate declined from 2.9% in 2006 to 2.2% in 2007, primarily due to declines in private inventory investment and residential fixed investment and decelerations in exports, the majority of which occurred in the fourth quarter of 2007.

The market fundamentals underlying the U.S. office markets remained healthy through the end of 2007, as evidenced by a steady average vacancy rate of 12.5% for the fourth quarter. However, recent trends in declining employment growth rates and new office supply coming on line suggest that market fundamentals could begin to deteriorate in 2008. However, as measured by office vacancy rates, the magnitude of deterioration is anticipated to be modest and will vary across markets.

The year 2007 was a record year for portfolio and individual property sale transactions. Total transaction volume for the year approximated $211 billion, an increase of 55% over 2006. The 2007 results were primarily attributable to several large portfolio sales that closed during the first half of the year. Credit market disruptions that originated in the single-family housing sector spread to the commercial sector by midyear, and as a result, the pace of sale transactions declined significantly during the second half of the year.

The valuation of commercial office buildings may be impacted by a recent increase in capitalization rates, or the first year rate of return required by an investor. Following the disruptions in the credit markets, capitalization rates started rising in the second half of 2007 after five years of continuous decline. Looking ahead to 2008, capitalization rates may continue to increase, although the magnitude of such increases may be more modest for higher-quality properties. Ultimately, property valuations will be determined by a combination of capitalization rates and underlying property fundamentals. Capitalization rate movements will be significantly influenced by factors such as the amount of capital awaiting investment in real estate and the availability of debt financing. From a fundamentals standpoint, the office sector of the real estate market may struggle over the near-term with slowing rental rate growth and the potential for increases in vacancy rates, especially in markets with a large concentration of mortgage lending firms.

Impact of Economic Conditions on our Portfolio

While some of the market conditions noted above may indicate expected changes in rental rates, the extent to which our portfolio may be affected is dependent upon the contractual rental rates currently provided in existing leases at the properties we own. As the majority of our in-place leases are at properties that were acquired at times during which the market demanded higher rental rates, as compared with today, new leasing activities in certain markets may result in a decrease in future rental rates.

Real Estate Funds with Current Vacancy or Near-term Rollover Exposure

Less diversified real estate funds, such as the Partnership, that own fewer properties, and those with current vacancies or near-term tenant rollover, may face a challenging leasing environment. The properties within these funds may be required to offer lower rental rates and higher concession packages to potential tenants, the degree to which will depend heavily upon the specific property and market.

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

Short-Term Liquidity

We did not generate cash flow from operating activities during 2007, as Fund II and Fund II-OW has continued to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership to provide funding for anticipated re-leasing and capital improvement costs for the Louis Rose Building and Boeing at the Atrium. Accordingly, no operating distributions were paid to limited partners during the year ended December 31, 2007. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our current working capital needs.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the selective and strategic sale of properties and operating cash flows generated from the Joint Ventures. Our future long-term liquidity requirements will include, but not be limited to, funding tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding our proportionate share of the re-leasing and/or closing costs and capital improvements for the Louis Rose Building and Boeing at the Atrium. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known or anticipated capital expenditures.

We have encountered difficulties in re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket during the period following the expiration of the sole tenant’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to present challenges to landlords, primarily due to the increasing availability of office space for lease, and low rental rates and concessions offered to prospective tenants. As of December 31, 2007, vacancy is approximately 11.1% for Charlotte as a whole and approximately 21.1% for the Northeast submarket of Charlotte. Accordingly, we are uncertain as to when the Louis Rose Building will be re-leased or sold, the level of rental rates which may be achieved in connection with such re-leasing, or the amount of re-leasing costs we will be required to fund in connection therewith.

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

Net sale proceeds from the sale of properties are allocated to the Class A and Class B limited partners in accordance with the terms of the partnership agreement, as amended effective January 1, 2000. As of December 31, 2007, Fund II and Fund II-OW received, used, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Net Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2007	Undistributed Net Sale Proceeds Currently Being Reserved as of December 31, 2007
				Amount	Purpose
Cherokee Commons (sold in 2001)	$8,414,089	2.9%	$239,776	$77,421	• Re-leasing of Boeing at the Atrium (2003 and 2002) • Funding for Fund I and Fund II Tucker operating expenses (2005)	$162,355	$ 0
Heritage Place – retail portion (sold in 2003)	$3,207,708	2.6%	81,797	1,332	• Funding for Fund I and Fund II Tucker operating expenses (2005)	80,465	0
Brookwood Grill (sold in 2004)	$2,318,115	3.3%	76,730	429	• Funding for Fund I and Fund II Tucker operating expenses (2005)	33,851	42,450
Holcomb Bridge Property (sold in 2004)	$6,889,379	0.8%	53,737	297	• Funding for Fund I and Fund II Tucker operating expenses (2005)	48,329	5,111
Heritage Place – office portion (sold in 2006)	$4,028,043	2.6%	102,715	0		0	102,715

Total			$554,755	$79,479		$325,000	$150,276

The net sale proceeds listed above will continue to be held in reserve by Fund II and Fund II-OW as our General Partners evaluate the capital needs of the existing properties in which we hold an interest.

Results of Operations

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2006

Equity in loss of Fund II and Fund II-OW was $21,593 and $30,372 for the years ended December 31, 2007 and 2006, respectively. The decrease in loss is primarily attributable to (i) an impairment loss recognized by Fund I and Fund II Tucker in the first quarter of 2006; (ii) Fund II-III Associates recognizing lease termination expense in the fourth quarter of 2006, as a result of Boeing exercising an option to reduce square footage effective in the third quarter of 2007; (iii) lease termination income earned by Fund II-III Associates resulting from Boeing’s early lease termination in the third quarter of 2007; (iv) an increase in income earned by Fund II-III Associates due to an increase in operating expense reimbursements at Boeing at the Atrium, partially offset by (v) repair and maintenance costs incurred at the Louis Rose Building and Boeing at the Atrium; (vi) a decrease in operating income earned by Fund II-III Associates as a result of the early lease termination at Boeing at the Atrium; (vii) a decrease in operating income from Fund I and Fund II Tucker resulting from the sale of the office component of Heritage Place; (viii) an increase in administrative costs, substantially all of which resulted from reporting and regulatory requirements; and (ix) a decline in interest income due to a decrease in the average net sale proceeds held during the respective periods as a result of the November 2006 distribution. Tenants are billed for operating expense reimbursements based on estimates, which are reconciled in the following calendar year based on actual costs incurred and the terms of the corresponding tenant leases.

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

Comparison of the year ended December 31, 2006 vs. the year ended December 31, 2005

Equity in loss of Fund II and Fund II-OW was $30,372 and $14,495 for the years ended December 31, 2006 and 2005, respectively. The 2006 increase in loss is primarily attributable to (i) Fund I and Fund II Tucker recognizing an impairment loss of approximately $795,000 for the office portion of Heritage Place in the first quarter of 2006; (ii) Fund I and Fund II Tucker recognizing an additional loss on sale of the office portion of Heritage Place in the second quarter of 2006; (iii) Fund II-III Associates recognizing a lease termination expense as a result of a tenant at Boeing at the Atrium exercising its option to reduce square footage in the fourth quarter of 2006, partially offset by (iv) a decrease in administrative costs relative to the reduction in the size of the portfolio; and (v) an increase in interest income recognized on the net sale proceeds held by Fund II and Fund II-OW as a result of an increase in the daily interest yield and an increase in the average net proceeds held during the respective periods as a result of the May 2006 sale of the office portion of Heritage Place.

Inflation

We are exposed to inflation risk, as income from our leases are the primary source of our cash flows from operations. There are typically provisions in our tenants’ leases that would protect us from the impact of inflation. These provisions typically include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, our leases may not readjust the reimbursement rates frequently enough to cover inflation.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are as follows:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the first quarter of 2006, Fund I and Fund II Tucker recorded an impairment loss for the office component of Heritage Place of approximately $795,000, of which approximately $20,000 was allocated to the Partnership in order to reduce the carrying value of the property to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

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

Related-Party Transactions and Agreements

We have entered into agreements with Wells Capital, Wells Management, an affiliate of our General Partners, or their affiliates, whereby we pay certain fees and expense reimbursements to Wells Capital, Wells Management, or their affiliates for asset management; the management and leasing of our properties; administrative services relating to accounting, property management, and other partnership administration; and incur the related expenses. See Item 13, “Certain Relationships and Related Transactions” for a description of these fees and reimbursements and amounts incurred and “Risk Factors – Conflicts of Interest” in Item 1A. of this report.

Potential Tax Impact for Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which initially provided for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If the limitations of Section 470 were applicable to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the Partnership. However, following the enactment of Section 470, the IRS issued a series of announcements applicable to taxable years 2004, 2005, and 2006, which had the effect of delaying the applicability of Section 470 to partnerships based solely on the fact that a partnership had both taxable and tax-exempt partners. In addition, Section 403(ff) of the Gulf Opportunity Zone Act of 2005 amended the effective date provisions of Section 470 to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 applies only to property acquired after March 12, 2004. Further, in December 2007, the Tax Technical Corrections Act of 2007 (the “2007 Technical Corrections Act”) was enacted. Section 407(c) of the 2007 Technical Corrections Act amended Section 470 to exempt partnerships having both taxable and tax-exempt partners from the application of Section 470 (with a limited exception applicable only to partnerships which could be reclassified as “leases” under the facts and circumstance of the transaction). These provisions of the 2007 Technical Corrections Act are effective as if they were included in the American Jobs Creation Act initially. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, and as a result of the recently enacted 2007 Technical Corrections Act, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership in any year.

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

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, effective immediately. Also, on September 22, 2006, the Financial Oversight Committee engaged Frazier & Deeter, LLC as the Partnership’s independent registered public accounting firm.

Ernst & Young LLP’s report on the financial statements of the Partnership for the year ended December 31, 2005 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principle.

During the year ended December 31, 2005, and the subsequent interim period through September 22, 2006, there were no disagreements with Ernst & Young LLP on any matters related to accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which, if not resolved to the satisfaction of

Ernst & Young LLP, would have caused Ernst & Young LLP to make reference thereto in their reports on the financial statements of the Partnership for such years. There were no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K.

The Partnership provided Ernst & Young LLP with a copy of the Form 8-K filed with regard to the change in independent registered public accounting firm, which was filed with the SEC on September 27, 2006, and requested that Ernst & Young LLP furnish the Partnership with a letter addressed to the SEC stating whether or not it agrees with the foregoing statements. A copy of Ernst & Young LLP’s letter dated September 27, 2006, was filed as Exhibit 16.1 to the September 27, 2006 Form 8-K.

During the year ended December 31, 2005, and through September 22, 2006, the Partnership did not consult with Frazier & Deeter, LLC with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Partnership’s financial statements, or any other matters or reportable events as set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2007 and 2006.

ITEM 9A(T).    CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2007. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2007 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Partnership;

•

provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and/or members of the Financial Oversight Committee; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of controls, material misstatements may not be prevented or detected on a timely basis. In addition, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes and conditions or that the degree of compliance with policies or procedures may deteriorate. Accordingly, even internal controls determined to be effective can provide only reasonable assurance that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and represented within the time periods required.

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2007. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that as of December 31, 2007, our system of internal control over financial reporting met those criteria.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2007, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust II, Inc. and Wells Timberland REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust II, Inc. qualifies as a real estate investment trust, and Wells Timberland REIT, Inc. intends to qualify as a real estate investment trust. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 64, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is a director of each of the Wells REITs, which are Maryland corporations that either currently qualify as a real estate investment trust or intend to qualify as a real estate investment trust.

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

While the Partnership is managed by the General Partners and their affiliates, it does not pay any salaries or other compensation directly to the General Partners or to any individual employees, officers, or directors of the General Partners. Further, the Partnership does not employ, and is not managed by, any of its own employees, officers, or directors. Accordingly, no compensation has been awarded to, earned by, or paid to any such individuals in connection with the management of the Partnership. Due to our current management structure and our lack of any direct employees, officers, or directors, no discussion and analysis of compensation paid by the Partnership nor tabular information concerning salaries, bonuses, and other types of compensation to executive officers or directors of the Partnership has been included in this Annual Report on Form 10-K.

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b) Set forth below is the security ownership of management as of February 29, 2008:

Leo F. Wells, III does not own any Class A or Class B Units in Wells Real Estate Fund II-OW as of February 29, 2008.

The General Partners did not receive any distributions of operating cash flow or net sale proceeds in 2007.

(c) No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distribution for such year payable only after the limited partners each receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after the limited partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a partnership management fee. The General Partners are also entitled to receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the limited partners have received a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sale proceeds for the year ended December 31, 2007.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Fund II and Fund II-OW equal to (a) 3% for management services and 3% leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by Fund II and Fund II-OW and, accordingly, included in equity in income (loss) of Fund II and Fund II-OW in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $3,728, $4,387, and $5,055 for the years ended December 31, 2007, 2006, and 2005, respectively.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or their affiliates for the years ended December 31, 2007, 2006, or 2005.

Procedures Regarding Related-Party Transactions

Our policies and procedures governing related-party transactions with our General Partners and their affiliates, including, but not limited to, all transactions required to be disclosed under Item 404(a) of Regulation S-K, are restricted or severely limited by the provisions of Articles XI, XII, XIII, and XIV of our partnership agreement, which has been filed with the SEC. No transaction has been entered into with either of our General Partners or their affiliates that does not comply with those policies and procedures. In addition, in any transaction involving a potential conflict of interest, including any transaction that would require disclosure under Item 404(a) of Regulation S-K, our General Partners must view such a transaction after taking into consideration their fiduciary duties to the Partnership.

Administrative Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, included in equity in income (loss) of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs recorded by Fund II and Fund II-OW payable to Wells Capital and Wells Management is $10,295, $8,079, and $10,223 for the years ended December 31, 2007, 2006, and 2005, respectively.

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

Fees Paid to the Independent Registered Public Accountants

On September 22, 2006, the Financial Oversight Committee of the General Partners dismissed Ernst & Young LLP as the Partnership’s independent registered public accounting firm, which had served as the Partnership’s independent registered public accountants since July 3, 2002, and appointed Frazier & Deeter, LLC to serve in that capacity for the fiscal years ended December 31, 2007 and 2006. All such fees are recognized in the period to which the services relate. A portion of such fees are allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC and Ernst & Young LLP, including the audit of the Partnership’s annual financial statements are recorded by Fund II and Fund II-OW. The Partnership’s share of such fees for the fiscal years ended December 31, 2007 and 2006, are set forth in the table below.

	Frazier & Deeter, LLC		Ernst & Young LLP
	2007	2006	2007	2006
Audit Fees	$2,520	$2,264	$0	$0
Audit-Related Fees	0	0	0	0
Tax Fees	0	0	1,179	1,452
Other Fees	0	0	0	0

Total	$2,520	$2,264	$1,179	$1,452

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

During the fiscal years ended December 31, 2007 and 2006, 100% of the services performed by Frazier & Deeter, LLC and Ernst & Young LLP and described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. The financial statements are contained on pages F-2 through F-58 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II-OW (Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 27, 2008	/S/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 27, 2008	/S/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND II-OW

TABLE OF CONTENTS

FINANCIAL STATEMENTS	Page

WELLS REAL ESTATE FUND II-OW
Report of Independent Registered Public Accounting Firm – Frazier & Deeter, LLC	F-2
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	F-3
Balance Sheets as of December 31, 2007 and 2006	F-4
Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005	F-5
Statements of Partners’ Capital for the Years Ended December 31, 2007, 2006, and 2005	F-6
Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005	F-7
Notes to Financial Statements	F-8

FUND I AND FUND II TUCKER
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	F-18
Statements of Net Assets in Liquidation as of December 31, 2007 (unaudited) and 2006 (unaudited)	F-19
Statements of Changes in Net Assets in Liquidation for the Year Ended December 31, 2007 (unaudited) and the Six Months Ended December 31, 2006 (unaudited)	F-20
Statements of Operations for the Six Months Ended June 30, 2006 (unaudited) and the Year Ended December 31, 2005	F-21
Statements of Partners’ Capital for the Six Months Ended June 30, 2006 (unaudited) and the Year Ended December 31, 2005	F-22
Statements of Cash Flows for the Six Months Ended June 30, 2006 (unaudited) and the Year Ended December 31, 2005	F-23
Notes to Financial Statements	F-24
Schedule III – Real Estate and Accumulated Depreciation	F-29

FUND II AND FUND II-OW
Report of Independent Registered Public Accounting Firm – Frazier & Deeter, LLC	F-30
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	F-31
Balance Sheets as of December 31, 2007 and 2006	F-32
Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005	F-33
Statements of Partners’ Capital for the Years Ended December 31, 2007, 2006, and 2005	F-34
Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005	F-35
Notes to Financial Statements	F-36
Schedule III – Real Estate and Accumulated Depreciation	F-43

FUND II AND FUND III ASSOCIATES
Report of Independent Registered Public Accounting Firm – Frazier & Deeter, LLC	F-45
Report of Independent Registered Public Accounting Firm – Ernst & Young LLP	F-46
Balance Sheets as of December 31, 2007 and 2006	F-47
Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005	F-48
Statements of Partners’ Capital for the Years Ended December 31, 2007, 2006, and 2005	F-49
Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005	F-50
Notes to Financial Statements	F-51
Schedule III – Real Estate and Accumulated Depreciation	F-57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund II-OW

We have audited the accompanying balance sheets of Wells Real Estate Fund II-OW (the “Partnership”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II-OW as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund II-OW

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Wells Real Estate Fund II-OW (the “Partnership”) for the year in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Wells Real Estate Fund II-OW for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/    ERNST & YOUNG LLP

Atlanta, Georgia

March 23, 2007

WELLS REAL ESTATE FUND II-OW

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Investment in Fund II and Fund II-OW	$416,446	$442,125
Due from Fund II and Fund II-OW	191,963	187,877
Cash and cash equivalents	5,184	5,184

Total assets	$613,593	$635,186

LIABILITIES AND PARTNERS’ CAPITAL

Commitments and contingencies	—	—

Partners’ capital:
Limited partners:
Class A – 6,062 units issued and outstanding	$613,593	$635,186
Class B – 1,626 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	613,593	635,186

Total liabilities and partners’ capital	$613,593	$635,186

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
EQUITY IN LOSS OF FUND II AND FUND II-OW	$(21,593)	$(30,372)	$(14,495)

NET LOSS	$(21,593)	$(30,372)	$(14,495)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(21,593)	$(355,246)	$ 15,722

CLASS B	$0	$324,874	$(30,217)

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$(3.56)	$ (58.60)	$ 2.59

CLASS B	$ 0.00	$199.80	$(18.58)

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2004	6,062	$974,710	1,626	$30,343	$0	$1,005,053

Net income (loss)	0	15,722	0	(30,217)	0	(14,495)

BALANCE, December 31, 2005	6,062	990,432	1,626	126	0	990,558

Net income (loss)	0	(355,246)	0	324,874	0	(30,372)
Distributions of net sale proceeds ($0.00 and $199.88 per Class A and Class B Unit, respectively)	0	0	0	(325,000)	0	(325,000)

BALANCE, December 31, 2006	6,062	635,186	1,626	0	0	635,186

Net loss	0	(21,593)	0	0	0	(21,593)

BALANCE, December 31, 2007	6,062	$613,593	1,626	$0	$0	$613,593

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,593)	$(30,372)	$(14,495)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	21,593	30,372	14,495

Net cash provided by operating activities	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	325,000	0
Contributions to the joint venture	0	0	(158)

Net cash provided by (used in) investing activities	0	325,000	(158)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	0	(325,000)	0

NET DECREASE IN CASH AND CASH EQUIVALENTS	0	0	(158)
CASH AND CASH EQUIVALENTS, beginning of year	5,184	5,184	5,342

CASH AND CASH EQUIVALENTS, end of year	$5,184	$5,184	$5,184

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from Fund II and Fund II-OW contributed to Fund II and Fund II-OW	$0	$0	$19,886

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

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

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW	2. Heritage Place(1) A retail and commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	3. Boeing at the Atrium A four-story office building located in Houston, Texas
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)(2)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	No properties owned during the periods presented.

(1)

The retail component of this property (approximately 30%) was sold in April 2003, and the remaining office component of this property was sold in May 2006. Fund I and Fund II Tucker was liquidated in 2008.

(2)	Fund II-III-VI-VII Associates was liquidated in 2006.

Wells Real Estate Fund I, Wells Real Estate Fund II, and Wells Real Estate Fund III, L.P. are affiliated with the Partnership through one or more common general partners. Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. were affiliated with the Partnership through one or more common general partners. Each of the properties described above was acquired on an all-cash basis.

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

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Partnership beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Partnership’s financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and all other aspects of SFAS No. 157 will be effective for the Partnership beginning January 1, 2008. The Partnership is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, the Partnership does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In June 2007, the American Institute of Certified Public Accountants (“AICPA”) issued SOP 07-1, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies, which provides guidance for determining which entities fall within the scope of the AICPA Audit and Accounting Guide for Investment Companies and requires additional disclosures for certain of those entities. In October 2007, the FASB elected to indefinitely defer the effective date of SOP 07-1. As a result, the Partnership has postponed its evaluation of the provisions of SOP 07-1 and the related impact on its financial statements and accompanying notes.

3.	INVESTMENT IN JOINT VENTURES

Summary of Investments

The Partnership’s investment and approximate ownership percentage in Fund II and Fund II-OW as of December 31, 2007 and 2006 are summarized below:

	2007		2006
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund II and Fund II-OW	$416,446	5%	$442,125	5%

Fund II and Fund II-OW’s investment and approximate ownership percentages in Fund II-III Associates as of December 31, 2007 and 2006, are summarized below:

	2007		2006
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund II-III Associates	$3,621,339	63%	$4,005,310	63%

Summary of Activities

Roll-forwards of the Partnership’s investment in Fund II and Fund II-OW for the years ended December 31, 2007 and 2006, are presented below:

	2007	2006
Investment in Fund II and Fund II-OW, beginning of year	$442,125	$593,240
Equity in loss of Fund II and Fund II-OW	(21,593)	(30,372)
Contribution to Fund II and Fund II-OW	0	0
Distributions from to Fund II and Fund II-OW	(4,086)	(120,743)

Investment in Fund II and Fund II-OW, end of year	$416,446	$442,125

Roll-forwards of the Fund II and Fund II-OW’s investment in joint ventures for the years ended December 31, 2007 and 2006 are presented below:

	2007	2006
Investment in joint ventures, beginning of year	$4,005,310	$6,792,801
Equity in income (loss) of joint ventures	182,460	(279,674)
Contribution to joint ventures	2,760	43,912
Distributions from joint ventures	(569,191)	(2,551,729)

Investment in joint ventures, end of year	$3,621,339	$4,005,310

Summary of Financial Information

Condensed financial information for Fund II and Fund II-OW as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005, is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2007	2006	2007	2006	2007	2006
Fund II and Fund II-OW	$11,360,370	$11,749,772	$3,520,399	$3,426,236	$7,839,971	$8,323,536

	Total Revenues			Net Loss
	For the Years Ended December 31,			For the Years Ended December 31,
	2007	2006	2005	2007	2006	2005
Fund II and Fund II-OW	$172,029	$367,395	$242,334	$(406,651)	$(571,996)	$(272,968)

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

In 2007, Fund I and Fund II Tucker wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund I and Fund II Tucker was terminated in 2008 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Condensed financial information for the joint ventures in which the Partnership held interests through its equity interest in Fund II and Fund II-OW as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Net Assets in Liquidation(1) December 31,		Total Equity December 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Fund I and Fund II Tucker	$0	$27,852	$0	$27,852	$0	$0	$—	$—
Fund II-III Associates	6,116,957	6,846,531	436,342	563,744	—	—	5,680,615	6,282,787

	$6,116,957	$6,874,383	$436,342	$591,596	$0	$0	$5,680,615	$6,282,787

(1)

Effective July 1, 2006, the first day of the quarter following the completion of the sale of all real estate assets, Fund I and Fund II Tucker adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts.

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Fund I and Fund II Tucker	$0	$2,301	$3,227	$(2,263)	$(31,062)	$(4,937)	$(1,899)	$(823,861)	$(56,298)	$(4,162)	$(854,923)	$(61,235)
Fund II-III Associates	1,843,002	1,850,141	1,839,204	286,254	201,921	390,933	3,121	4,349	(6,388)	289,375	206,270	384,545

	$1,843,002	$1,852,442	$1,842,431	$283,991	$170,859	$385,996	$1,222	$(819,512)	$(62,686)	$285,213	$(648,653)	$323,310

In 2005, Fund II-III-VI-VII Associates wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund II-III-VI-VII Associates was terminated in 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Condensed financial information for Fund II-III-VI-VII Associates in which the Partnership holds an interest through its ownership in Fund II-III Associates for the years ended December 31, 2007, 2006, and 2005 is presented below:

	Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations			Net Income
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Fund II-III-VI-VII Associates	$0	$0	$0	$0	$0	$(4,799)	$0	$0	$94,148	$0	$0	$89,349

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006				For the Year Ended December 31, 2005
	Operating Income (Loss)	Gain (Loss) on Sale	Total	Operating Income (Loss)	Impairment Loss	Loss on Sale	Total	Operating Loss	Gain on Sale		Total
Fund I and Fund II Tucker	$(1,899)	$0	$(1,899)	$(18,876)	$(794,812)	$(10,173)	$(823,861)	$(56,298)	$0		$(56,298)
Fund II-III Associates	3,121	0	3,121	4,349	0	0	4,349	(6,388)	0		(6,388)
Fund II-III-VI-VII Associates	0	0	0	0	0	0	0	(6,038)	100,186	(1)	94,148

	$1,222	$0	$1,222	$(14,527)	$(794,812)	$(10,173)	$(819,512)	$(68,724)	$100,186		$31,462

(1)

Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing and represented our maximum estimated exposure related to a rental guarantee for certain space at the Holcomb Bridge Property.

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Fund II and Fund II-OW equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, included in equity in income (loss) of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $3,728, $4,387, and $5,055 for the years ended December 31, 2007, 2006, and 2005, respectively.

Administrative Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, included in equity in income (loss) of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs recorded by Fund II and Fund II-OW is $10,295, $8,079, and $10,223 payable to Wells Capital and Wells Management for the years ended December 31, 2007, 2006, and 2005, respectively.

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

A reconciliation of the Partnership’s financial statement net income (loss) to net income (loss) presented in accordance with the Federal Income Tax basis of accounting is as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Financial statement net loss	$(21,593)	$(30,372)	$(14,495)
Adjustments in net loss resulting from:
Amortization expense for financial reporting purposes less than amounts for income tax purposes	0	(126)	(126)
Bad debt (recoveries) expenses for financial reporting purposes in excess of amounts of income tax purposes	(620)	147	(348)
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	23	907	1,145
Expenses deductible when paid for income tax purposes in excess of amounts accrued for financial reporting purposes	0	0	(4,382)
Rental income financial reporting purposes less than (greater than) amounts for income tax purposes	6,469	(1,646)	2,213
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	0	(27,958)	(845)
Other (includes meals and entertainment)	(2,927)	3,522	(1,035)

Income tax basis net loss	$(18,648)	$(55,526)	$(17,873)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the Federal Income Tax basis of accounting, is as follows for the years ended December 31, 2007, 2006, and 2005:

	2007	2006	2005
Financial statement partners’ capital	$613,593	$635,186	$990,558
Increase (decrease) in partners’ capital resulting from:
Accumulated amortization expense for financial reporting purposes in excess of amounts for income tax purposes	118	118	244
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	4,396	5,016	4,869
Accumulated depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	267,202	267,179	266,272
Joint venture change in ownership	(1,427)	(1,427)	(1,427)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	12,964	12,964	12,964
Accumulated rental income accrued for financial reporting less than amounts for income tax purposes	12,894	6,425	8,071
Accumulated gains on sale of properties for financial reporting purposes greater than amounts for income tax purposes	(92,205)	(92,205)	(64,247)
Section 734 Adjustment – Class B Partners’ step-up in basis	231,457	231,457	0
Other (includes meals and entertainment)	(4,963)	(2,036)	(5,559)

Income tax basis partners’ capital	$1,044,029	$1,062,677	$1,211,745

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2007 and 2006:

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in loss of Fund II and Fund II-OW	$(3,023)	$(5,515)	$(4,192)	$(8,863)
Net loss	$(3,023)	$(5,515)	$(4,192)	$(8,863)
Net loss allocated to limited partners:
Class A	$(3,023)	$(5,515)	$(4,192)	$(8,863)
Class B	$0	$0	$0	$0
Net loss per limited partner unit outstanding:
Class A	$(0.50)	$(0.91)	$(0.69)	$(1.46)
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Net sales proceeds distributions per limited partner unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

	2006 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in loss of Fund II and Fund II-OW	$(23,100)	$(1,492)	$(1,203)	$(4,577)
Net loss	$(23,100)	$(1,492)	$(1,203)	$(4,577)
Net income (loss) allocated to limited partners:
Class A	$(22,974)	$(1,492)	$(1,203)	$(329,577)
Class B	$(126)	$0	$0	$325,000
Net income (loss) per limited partner unit outstanding:
Class A(a)	$(3.79)	$(0.25)	$(0.20)	$ (54.37)
Class B	$(0.08)	$ 0.00	$ 0.00	$199.88
Net sales proceeds distributions per limited partner unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$199.88

(a)	The sum of the four quarterly amounts does not equal the respective annual amount presented in the accompanying financial statements due to rounding.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund I and Fund II Tucker:

We have audited the related statement of operations, partners’ capital, and cash flows of Fund I and Fund II Tucker (the “Joint Venture”) for the year in the period ended December 31, 2005. Our audit also included the financial statement schedule as of December 31, 2005 and for the year in the period then ended listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fund I and Fund II Tucker for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 20, 2007

FUND I AND FUND II TUCKER

STATEMENTS OF NET ASSETS IN LIQUIDATION

AS OF DECEMBER 31, 2007 (UNAUDITED) AND 2006 (UNAUDITED)

ASSETS

	2007 (unaudited)	2006 (unaudited)
Cash and cash equivalents	$0	$20,498
Due from joint venture partners	0	4,260
Other assets	0	3,094

Total assets	$0	$27,852

LIABILITIES AND NET ASSETS IN LIQUIDATION

Liabilities:
Accounts payable and accrued expenses	$0	$26,288
Due to affiliate	0	1,564

Total liabilities	0	27,852

Total net assets in liquidation	$0	$0

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF CHANGES IN NET ASSETS IN LIQUIDATION

	Year Ended December 31, 2007 (unaudited)	Six Months Ended December 31, 2006 (unaudited)
Net assets in liquidation, beginning of period	$0	$3,776
Changes in net assets in liquidation attributable to:
Net loss	(4,161)	(33,976)
Distributions to joint venture partners	(5,839)	0
Contributions from joint venture partners	10,000	30,200

Net assets in liquidation, end of period	$0	$0

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2006 (unaudited)	Year Ended December 31, 2005
REVENUES:
Interest and other income	$2,189	$3,227

EXPENSES:
General and administrative	12,993	8,164

NET LOSS FROM CONTINUING OPERATIONS	(10,804)	(4,937)

DISCONTINUED OPERATIONS:
Operating loss	(6,097)	(56,298)
Impairment loss	(794,812)	0
Loss on disposition	(9,233)	0

Loss from discontinued operations	(810,142)	(56,298)

NET LOSS	$(820,946)	$(61,235)

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

AND FOR THE YEAR ENDED DECEMBER 31, 2005

	Wells Real Estate Fund I	Fund II and Fund II-OW	Total Partners’ Capital
BALANCE, December 31, 2004	$2,210,305	$2,047,651	$4,257,956

Net loss	(31,787)	(29,448)	(61,235)
Partnership distributions	(67,252)	(62,303)	(129,555)
Partnership contributions	404,242	374,494	778,736

BALANCE, December 31, 2005	2,515,508	2,330,394	4,845,902

Net loss	(426,153)	(394,793)	(820,946)
Partnership distributions	(2,100,373)	(1,945,807)	(4,046,180)
Partnership contributions	12,978	12,022	25,000

BALANCE, June 30, 2006 (unaudited)	$1,960	$1,816	$3,776

See accompanying notes.

FUND I AND FUND II TUCKER

STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2006 (unaudited)	Year Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(820,946)	$(61,235)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment loss	794,812	0
Loss on sale	9,233	0
Depreciation	34,850	204,670
Amortization of deferred leasing costs	8,119	19,694
Lease termination expense	2,609	0
Operating changes in assets and liabilities:
Decrease in tenant receivables, net	13,831	3,386
Increase in other assets	(38)	(22)
(Decrease) increase in accounts payable and accrued expenses	(18,352)	16,178
Increase (decrease) in due to affiliate	708	(780,584)
Decrease in deferred income	0	(6,667)

Net cash provided by (used in) operating activities	24,826	(604,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from the sale of real estate	4,028,983	0
Investment in real estate	(30,590)	(47,726)
Payment of deferred leasing costs	(9,262)	(7,079)

Net cash provided by (used in) investing activities	3,989,131	(54,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(17,197)	(158,123)
Net sale proceeds distributions to joint venture partners	(4,028,983)	0
Contributions from joint venture partners	25,000	778,736

Net cash (used in) provided by financing activities	(4,021,180)	620,613

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,223)	(38,771)

CASH AND CASH EQUIVALENTS, beginning of period	43,935	82,706

CASH AND CASH EQUIVALENTS, end of period	$36,712	$43,935

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Write-off of fully amortized deferred leasing costs	$0	$25,182

See accompanying notes.

FUND I AND FUND II TUCKER

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006 (UNAUDITED), AND 2005

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

On May 10, 2006, the Joint Venture sold the office component of Heritage Place to an unrelated third party for a gross sale price of $4,215,000. As a result of the sale, the Joint Venture received net sale proceeds of approximately $4,028,000. As of March 31, 2006, the Joint Venture recognized an impairment loss of approximately $795,000 to reduce the carrying value of Heritage Place to its estimated fair value, less costs to sell, and recognized an additional loss on sale of approximately $10,000.

Basis of Presentation

The Joint Venture has disposed of all of its real estate assets and does not intend to invest in additional properties. The Joint Venture wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. The Joint Venture was terminated in 2008 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

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

Revenue Recognition

The Joint Venture’s leases typically included renewal options, escalation provisions and provisions requiring tenants to reimburse the Joint Venture for a pro-rata share of operating costs incurred. All of the Joint Venture’s leases were classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) was recognized on a straight-line basis over the terms of the respective leases.

Lease termination income was recognized when the tenant loses the right to lease the space and the Joint Venture has satisfied all obligations under the related lease or lease termination agreement.

The Joint Venture recorded the sale of real estate assets pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66, Accounting for Sales of Real Estate. Accordingly, gains were recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses were recognized in full as of the sale date.

Real Estate Assets

Real estate assets were stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consisted of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extended the useful life of the related asset. The Joint Venture considered the period of future benefit of the asset to determine the appropriate useful lives. These assessments had a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements were written off to lease termination expense. All repairs and maintenance were expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Management continually monitored events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment were present, management assessed whether the respective carrying values would have been recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale did not exceed the respective asset carrying value, management adjusted such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognized an impairment loss. Estimated fair values were calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the first quarter of 2006, the Joint Venture recognized an impairment loss of approximately $795,000 in order to reduce the carrying value of the office component of Heritage Place to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Cash and Cash Equivalents

The Joint Venture considered all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents included cash and short-term investments. Short-term investments were stated at cost, which approximates fair value, and consisted of investments in money market accounts.

Due from joint venture partners

Due from joint venture partners reflected obligations from Fund I and Fund II and Fund II-OW resulting from the Joint Venture’s deficit balance.

Other Assets

Other assets as of December 31, 2006, is comprised of the following items:

2006 (unaudited)
Prepaid property insurance	$2,854
Miscellaneous	240

Total	$3,094

Prepaid property insurance was recognized in the period in which the coverage was provided. Balances without a future economic benefit were written off as they were identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions were allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund I and Fund II and Fund II-OW held ownership interests in the Joint Venture of approximately 52% and 48%, for the years ended December 31, 2007 and 2006, respectively. Net cash from operations was generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Fund I and Fund II and Fund II-OW are required to include their respective share of profits and losses from the Joint Venture in their individual in come tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Joint Venture is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009 and all other aspects of SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Joint Venture beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Fund I, Fund II, and Fund II-OW entered into property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management received compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture generally paid Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which was assessed periodically based on market studies; or (b) in the case of commercial properties which were leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the six months ended June 30, 2006 and for the year ended December 31, 2005, the Joint Venture incurred management and leasing fees that were payable to Wells Management of $16,521 and $43,586, respectively, all of which are included in loss from discontinued operations in the accompanying statements of operations.

Administration Reimbursements

Wells Management performed certain administrative services for the Joint Venture, relating to accounting, property management, and other partnership administration, and incurred the related expenses. Such expenses were allocated among these entities based on time spent on each entity by individual personnel. During 2006 and 2005, the Joint Venture reimbursed $26,485 and $39,777, respectively, to Wells Management for these services, portions of which are included in loss from discontinued operations. As of December 31, 2006, administrative reimbursements of $1,564 are included in due to affiliate in the accompanying statements of net assets in liquidation.

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office component of Heritage Place, which was sold on May 10, 2006, as discontinued operations in the accompanying statements of operations. The details comprising loss from discontinued operations are presented below:

	Six Months Ended June 30, 2006 (unaudited)	Year Ended December 31, 2005
Rental income	$224,094	$683,121
Tenant reimbursements	5,395	19,186
Interest and other income	0	16

Total property revenues	229,489	702,323

Property operating costs	132,869	409,388
Management and leasing fees	15,569	41,172
Depreciation	34,850	204,670
Amortization	8,119	19,694
Lease termination expense	2,609	0
General and administrative	41,570	83,697

Total expenses	235,586	758,621

Operating loss	(6,097)	(56,298)
Impairment loss	(794,812)	0
Loss on disposition	(9,233)	0

Loss from discontinued operations	$(810,142)	$(56,298)

FUND I AND FUND II TUCKER

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007 (UNAUDITED)

	Cost	Accumulated Depreciation

BALANCE AT DECEMBER 31, 2004	$8,579,033	$3,689,138

Additions	47,726	204,670

BALANCE AT DECEMBER 31, 2005	8,626,759	3,893,808

Additions	30,590	34,850
Dispositions	(7,862,537)	(3,928,658)
Impairments(1)	(794,812)	0

BALANCE AT DECEMBER 31, 2006 (UNAUDITED)	0	0

Additions	0	0
Dispositions	0	0

BALANCE AT DECEMBER 31, 2007 (UNAUDITED)	$0	$0

(1)

As of March 31, 2006, Fund I and Fund II Tucker wrote down the basis of the office component of Heritage Place to approximate a recently contracted sale price as a result of reducing the intended holding period.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund II-OW:

We have audited the accompanying balance sheets of Fund II and Fund II-OW (the “Joint Venture”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund II-OW as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund II-OW:

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Fund II and Fund II-OW (the “Joint Venture”) for the year in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fund II and Fund II-OW for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND II AND FUND II-OW

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Real estate assets, at cost:
Land	$1,367,856	$1,367,856
Building and improvements, less accumulated depreciation of $5,085,677 and $4,956,266 at December 31, 2007 and 2006, respectively	2,853,475	2,951,066

Total real estate assets	4,221,331	4,318,922

Investment in joint ventures	3,621,339	4,005,310
Cash and cash equivalents	3,465,973	3,246,617
Due from joint ventures	35,153	162,550
Other assets	16,574	16,373

Total assets	$11,360,370	$11,749,772

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$46,451	$53,044
Accrued capital expenditures	48,238	25,217
Due to joint ventures	0	2,049
Due to affiliates	15,348	12,478
Partnership distributions payable	3,410,362	3,333,448

Total liabilities	3,520,399	3,426,236
Partners’ capital:
Wells Real Estate Fund II	7,423,525	7,881,412
Wells Real Estate Fund II-OW	416,446	442,124

Total partners’ capital	7,839,971	8,323,536

Total liabilities and partners’ capital	$11,360,370	$11,749,772

See accompanying notes.

FUND II AND FUND II-OW

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
REVENUES:
Interest income and other income	$172,029	$367,395	$242,334

EXPENSES:
Property operating costs	235,240	183,856	187,196
Management and leasing fees	13,428	11,000	9,900
Depreciation	139,411	134,745	135,489
General and administrative	373,061	330,116	398,303

Total expenses	761,140	659,717	730,888

EQUITY IN INCOME (LOSS) OF JOINT VENTURES	182,460	(279,674)	215,586

NET LOSS	$(406,651)	$(571,996)	$(272,968)

See accompanying notes.

FUND II AND FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	Wells Real Estate Fund II	Wells Real Estate Fund II-OW	Total Partners’ Capital
BALANCE, December 31, 2004	$10,696,519	$599,836	$11,296,355

Net loss	(258,474)	(14,494)	(272,968)
Partnership contributions	354,608	19,886	374,494
Partnership distributions	(213,774)	(11,988)	(225,762)

BALANCE, December 31, 2005	10,578,879	593,240	11,172,119

Net loss	(541,623)	(30,373)	(571,996)
Partnership distributions	(2,155,844)	(120,743)	(2,276,587)

BALANCE, December 31, 2006	7,881,412	442,124	8,323,536

Net loss	(385,058)	(21,593)	(406,651)
Partnership distributions	(72,829)	(4,085)	(76,914)

BALANCE, December 31, 2007	$7,423,525	$416,446	$7,839,971

See accompanying notes.

FUND II AND FUND II-OW

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(406,651)	$(571,996)	$(272,968)
Operating distributions received from joint ventures	696,588	514,973	605,267
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (income) loss of joint ventures	(182,460)	279,674	(215,586)
Depreciation	139,411	134,745	135,489
Changes in assets and liabilities:
(Increase) decrease in other assets	(201)	(14,440)	69
(Decrease) increase in accounts payable and accrued expenses	(6,593)	22,840	(16,143)
Increase (decrease) in due to affiliates	2,870	(5,495)	10,252

Net cash provided by operating activities	242,964	360,301	246,380

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	1,937,086	0
Investment in real estate assets	(18,799)	(92,349)	0
Investment in joint ventures	(4,809)	(41,863)	(374,494)

Net cash (used in) provided by investing activities	(23,608)	1,802,874	(374,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to joint venture partners	0	(6,325,000)	0

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	219,356	(4,161,825)	(128,114)

CASH AND CASH EQUIVALENTS, beginning of year	3,246,617	7,408,442	7,536,556

CASH AND CASH EQUIVALENTS, end of year	$3,465,973	$3,246,617	$7,408,442

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from joint ventures	$35,153	$162,550	$62,880

Due to joint ventures	$0	$2,049	$0

Partnership distributions payable	$76,914	$2,276,587	$225,762

Accrued capital expenditures	$48,238	$25,217	$0

Contribution of amounts payable to joint venture partners	$0	$0	$374,494

Write-off of fully depreciated real estate assets	$10,000	$0	$0

See accompanying notes.

FUND II AND FUND II-OW

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

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

Additionally, Fund II and Fund II-OW owned interests in the following properties and joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund I and Fund II Tucker	• Wells Real Estate Fund I • Fund II and Fund II-OW	1. Heritage Place(1) A retail and commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	2. Boeing at the Atrium A four-story office building located in Houston, Texas 3. Brookwood Grill(2) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)(3)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	No properties owned during periods presented.

(1)

The retail component of this property (approximately 30%) was sold in April 2003; therefore, the 2005, 2004, and 2003 leased percentages are applicable to the commercial office component only. The remaining office component of this property was sold in May 2006. Fund I and Fund II Tucker was liquidated in 2008.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. Fund II and Fund II-OW considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

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

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of the Fund II and Fund II-OW’s real estate assets and net income.

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

Other Assets

Other assets as of December 31, 2007 and 2006, is comprised of the following balances:

	2007	2006
Interest receivable	$14,292	$14,732
Prepaid property insurance	2,282	1,641

Total	$16,574	$16,373

Interest receivable represents interest earned during the period presented, which will be received in the following month. Prepaid property insurance is recognized in the period in which the coverage is provided. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of Fund II and Fund II-OW’s joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Wells Real Estate Fund II and Wells Real Estate Fund II-OW held ownership interests in Fund II and Fund II-OW of approximately 95% and 5%, for the years ended December 31, 2007 and 2006, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. Fund II and Fund II-OW is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for Fund II and Fund II-OW beginning January 1, 2009 and all other aspects of SFAS No. 157 will be effective for Fund II and Fund II-OW beginning January 1, 2008. Fund II and Fund II-OW is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Fund II and Fund II-OW beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Fund II and Fund II-OW’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures

Due from joint ventures as of December 31, 2007 and 2006 represents Fund II and Fund II-OW’s share of cash to be distributed from Fund II-III Associates for the fourth quarters of 2007 and 2006, respectively.

Management and Leasing Fees

Wells Real Estate Fund II and Wells Real Estate Fund II-OW has property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of Fund II and Fund II-OW’s properties equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties which are leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Through its interests in the Joint Ventures, Fund II and Fund II-OW incurred management and leasing fees that are payable to Wells Management through its equity in income of joint ventures of $70,199, $82,621, and $94,115 during the years ended December 31, 2007, 2006, and 2005, respectively.

Administration Reimbursements

Wells Capital, one of the general partners of Wells Real Estate Fund II and Wells Real Estate Fund II-OW, and Wells Management perform certain administrative services for Fund II and Fund II-OW, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on estimates of the time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. Fund II and Fund II-OW incurred administrative costs payable to Wells Capital and Wells Management of $193,877, $152,144, and $192,514 during the years ended December 31, 2007, 2006, and 2005, respectively, which are included in general and administrative expenses in the accompanying statements of operations.

Due to Affiliates

As of December 31, 2007 and December 31, 2006, due to affiliates is comprised of administrative reimbursements due to Wells Management and/or Wells Capital.

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Fund II and Fund II-OW’s investment and approximate ownership percentage in Fund II-III Associates as of December 31, 2007 and 2006 are presented below:

	2007		2006
	Amount	Percent	Amount	Percent
Fund II-III Associates	$3,621,339	63%	$4,005,310	63%

Roll-forwards of Fund II and Fund II-OW’s investment in the joint ventures for the years ended December 31, 2007 and 2006 are presented below:

	2007	2006
Investment in joint ventures, beginning of year	$4,005,310	$6,792,801
Equity in income (loss) of joint ventures	182,460	(279,674)
Contribution to joint ventures	2,760	43,912
Distributions from joint ventures	(569,191)	(2,551,729)

Investment in joint ventures, end of year	$3,621,339	$4,005,310

Impairment of Real Estate Assets

Fund I and Fund II Tucker considered real estate assets to be held for sale, as defined by SFAS No. 144, at the point at which a sale contract is executed. During first quarter 2006, Fund I and Fund II Tucker recognized an impairment loss of approximately $795,000, of which approximately $382,000 was allocable to Fund II and Fund II-OW, to reduce the carrying value of Heritage Place to its fair value, less costs to sell. This impairment was prompted by a change in management’s intended holding period for this asset. This impairment loss is included in loss from discontinued operations from Fund I and Fund II Tucker for the year ended December 31, 2006 in the table below.

In 2007, Fund I and Fund II Tucker wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund I and Fund II Tucker was terminated in 2008 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Condensed financial information for the joint ventures in which Fund II and Fund II-OW owned interests as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006, and 2005 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Net Assets in Liquidation(1) December 31,
	2007	2006	2007	2006	2007	2006
Fund I and Fund II Tucker	$0	$27,852	$0	$27,852	$0	$0

(1)

Effective July 1, 2006, the first day of the quarter following the completion of the sale of all real estate assets, Fund I and Fund II Tucker adopted the liquidation basis of accounting, under which assets and liabilities are stated at their estimated net realizable values and net settlement amounts.

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2007	2006	2007	2006	2007	2006
Fund II-III Associates	$6,116,957	$6,846,531	$436,342	$563,744	$5,680,615	$6,282,787

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
Fund I and Fund II Tucker	$0	$2,301	$3,227	$(2,263)	$(31,062)	$(4,937)	$(1,899)	$(823,861)	$(56,298)	$(4,162)	$(854,923)	$(61,235)
Fund II-III Associates	1,843,002	1,850,141	1,839,204	286,254	201,921	390,933	3,121	4,349	(6,388)	289,375	206,270	384,545

	$1,843,002	$1,852,442	$1,842,431	$283,991	$170,859	$385,996	$1,222	$(819,512)	$(62,686)	$285,213	$(648,653)	$323,310

In 2005, Fund II-III-VI-VII Associates wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund II-III-VI-VII Associates was terminated in 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Condensed financial information for Fund II-III-VI-VII Associates in which Fund II and Fund II-OW holds an interest through its ownership in Fund II-III Associates for the years ended December 31, 2007, 2006, and 2005 is presented below:

Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations			Net Income
For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
$0	$0	$0	$0	$0	$(4,799)	$0	$0	$94,148	$0	$0	$89,349

Fund II and Fund II-OW allocates its share of earnings generated by the properties owned by the Joint Ventures to its joint venture partners pursuant to the joint venture agreement provisions outlined in Note 2 for allocation of income and distributions, respectively. The components of income (loss) from discontinued operations recognized by the Joint Ventures are provided below:

	For the Year Ended December 31, 2007				For the Year Ended December 31, 2006				For the Year Ended December 31, 2005
	Operating Income (Loss)	Impairment Loss	Gain (Loss) on Sale	Total	Operating Income (Loss)	Impairment Loss	Loss on Sale	Total	Operating Loss	Impairment Loss	Gain on Sale		Total
Fund I and Fund II Tucker	$(1,899)	$0	$0	$(1,899)	$(6,097)	$(794,812)	$(9,233)	$(810,142)	$(56,298)	$0	$0		$(56,298)
Fund II-III Associates	3,121	0	0	3,121	4,349	0	0	4,349	(6,388)	0	0		(6,388)
Fund II-III- VI-VII Associates	0	0	0	0	0	0	0	0	(6,038)	0	100,186	(1)	94,148

	$1,222	$0	$0	$1,222	$(1,748)	$(794,812)	$(9,233)	$(805,793)	$(68,724)	$0	$100,186		$31,462

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

FUND II AND FUND II-OW

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2007
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(b)	Date of Construction	Date Acquired
LOUIS ROSE BUILDING(a)	None	$1,282,500	$7,285,315	$739,193	$1,367,856	$7,939,152	$0	$9,307,008	$5,085,677	1987	5/09/88

(a)	The Louis Rose Building is a two-story office building located in Charlotte, North Carolina.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

FUND II AND FUND II-OW

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2004	$9,157,622	$4,686,032

Additions	0	135,489

BALANCE AT DECEMBER 31, 2005	9,157,622	4,821,521

Additions	117,566	134,745

BALANCE AT DECEMBER 31, 2006	9,275,188	4,956,266

Additions	41,820	139,411
Dispositions	(10,000)	(10,000)

BALANCE AT DECEMBER 31, 2007	$9,307,008	$5,085,677

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund III Associates:

We have audited the accompanying balance sheets of Fund II and Fund III Associates (the “Joint Venture”) as of December 31, 2007 and 2006, and the related statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund III Associates as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    FRAZIER & DEETER, LLC

Atlanta, Georgia

March 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund III Associates:

We have audited the accompanying statements of operations, partners’ capital, and cash flows of Fund II and Fund III Associates (the “Joint Venture”) for the year in the period ended December 31, 2005. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Fund II and Fund III Associates for the year in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/S/    ERNST & YOUNG LLP

Atlanta, Georgia

March 9, 2007

FUND II AND FUND III ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Real estate assets, at cost:
Land	$1,504,743	$1,504,743
Building and improvements, less accumulated depreciation of $7,081,161 and $7,237,578 at December 31, 2007 and 2006, respectively	4,060,523	4,480,963
Construction in Progress	920	0

Total real estate assets	5,566,186	5,985,706

Cash and cash equivalents	472,758	633,001
Tenant receivables, net	43,431	65,553
Deferred leasing costs, less accumulated amortization of $485,820 and $708,606 at December 31, 2007 and 2006, respectively	21,645	151,875
Other assets, net	12,937	10,396

Total assets	$6,116,957	$6,846,531

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$272,033	$135,547
Due to affiliate	13,683	13,493
Deferred income	95,474	159,764
Partnership distributions payable	55,152	254,940

Total liabilities	436,342	563,744
Partners’ capital:
Fund II and Fund II-OW	3,621,339	4,005,310
Wells Real Estate Fund III, L.P.	2,059,276	2,277,477

Total partners’ capital	5,680,615	6,282,787

Total liabilities and partners’ capital	$6,116,957	$6,846,531

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
REVENUES:
Rental income	$1,630,685	$1,739,437	$1,737,858
Reimbursement income	190,344	84,862	99,200
Interest and other income	21,973	25,842	2,146

Total revenues	1,843,002	1,850,141	1,839,204

EXPENSES:
Property operating costs	807,511	814,375	748,704
Management and leasing fees	126,002	133,385	133,168
Depreciation	420,440	450,317	423,007
Amortization	89,365	102,553	102,554
Lease termination expense	0	94,104	0
General and administrative	113,430	53,486	61,772

Total expenses	1,556,748	1,648,220	1,469,205
EQUITY IN INCOME OF FUND II, III, VI AND VII ASSOCIATES	0	0	20,934

NET INCOME FROM CONTINUING OPERATIONS	286,254	201,921	390,933

DISCONTINUED OPERATIONS:
Operating income (loss)	3,121	4,349	(6,388)

NET INCOME	$289,375	$206,270	$384,545

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	Fund II and Fund II-OW	Wells Real Estate Fund III, L.P.	Total Partners’ Capital
Balance, December 31, 2004	$4,719,270	$2,681,364	$7,400,634

Net income	245,214	139,331	384,545
Partnership distributions	(502,076)	(284,141)	(786,217)

Balance, December 31, 2005	4,462,408	2,536,554	6,998,962

Net income	131,457	74,813	206,270
Partnership contributions	17,818	10,760	28,578
Partnership distributions	(606,373)	(344,650)	(951,023)

Balance, December 31, 2006	4,005,310	2,277,477	6,282,787

Net income	184,462	104,913	289,375
Partnership distributions	(568,433)	(323,114)	(891,547)

Balance, December 31, 2007	$3,621,339	$2,059,276	$5,680,615

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2007, 2006, AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$289,375	$206,270	$384,545
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of Fund II, III, VI and VII Associates	0	0	(20,934)
Depreciation	420,440	450,317	423,007
Amortization	130,230	102,553	102,554
Lease termination expense	0	94,104	0
Changes in assets and liabilities:
Decrease in tenant receivables, net	22,122	123,593	89,047
(Increase) decrease in other assets, net	(2,541)	126	(1,483)
Increase (decrease) in accounts payable and accrued expenses	135,566	(77,257)	(17,521)
Increase (decrease) in due to affiliate	190	2,294	(412)
(Decrease) increase in deferred income	(64,290)	(4,933)	3,895

Net cash provided by operating activities	931,092	897,067	962,698

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Fund II, III, VI and VII Associates	0	0	(2,780)
Investment in real estate assets	0	0	(213,560)

Net cash used in investing activities	0	0	(216,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(1,091,335)	(794,701)	(798,387)
Contributions from joint venture partners	0	28,578	0

Net cash used in financing activities	(1,091,335)	(766,123)	(798,387)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(160,243)	130,944	(52,029)

CASH AND CASH EQUIVALENTS, beginning of year	633,001	502,057	554,086

CASH AND CASH EQUIVALENTS, end of year	$472,758	$633,001	$502,057

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$53,268	$254,940	$98,618

Accrued capital expenditures	$920	$0	$0

Write-off of fully depreciated real estate costs	$576,857	$3,479,795	$0

Write-off of fully amortized deferred leasing costs	$353,016	$448,723	$0

See accompanying notes.

FUND II AND FUND III ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2007, 2006, AND 2005

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

On July 1, 2004, the Joint Venture and Fund II, III, VI and VII Associates sold Brookwood Grill and the Holcomb Bridge Property, respectively, to an unrelated third party for an aggregate gross sales price of $9,500,000. As a result of the Brookwood Grill sale, the Joint Venture has been allocated net sale proceeds of approximately $2,318,000 and recognized a gain of approximately $771,000. As a result of the sale of the Holcomb Bridge Property, the Joint Venture received net sale proceeds of approximately $1,614,000 and was allocated a gain of approximately $462,000. Fund II, III, VI and VII Associates wound up its affairs in 2005 by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing any residual cash balances to the joint venture partners. Fund II, III, VI and VII Associates was terminated during 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The estimated useful lives of the Joint Venture’s real estate assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, management assesses whether the respective carrying values will be recovered with the undiscounted future operating cash flows expected from the use of the asset and its eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts such assets to the respective estimated fair values, as defined by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2007.

Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the overstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Investment in Fund II, III, VI and VII Associates

The Joint Venture evaluated its investment in Fund II, III, VI and VII Associates and concluded that it was not a variable interest entity under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements. The Joint Venture did not have control over the operations of Fund II, III, VI and VII Associates; however, it did exercise significant influence. Approval by the Joint Venture as well as the other joint venture partners was required for any major decision or any action that would materially affect Fund II, III, VI and VII Associates, or its real property investments. Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, the Joint Venture accounted for its investment in Fund II, III, VI and VII Associates using the equity method of accounting, whereby original investments were recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Joint Venture. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions were allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, were generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Tenant Receivables, net

Tenant receivables are comprised of tenant receivables and straight-line rent receivables. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. In 2006, upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables were written off to lease termination expense. An allowance of $1,694 is included in tenant receivables as of December 31, 2007 and 2006.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately three months. In 2006, upon receiving notification of the tenant’s intention to terminate the lease, the unamortized deferred leasing costs were written-off to lease termination expense.

Other Assets, net

Other assets as of December 31, 2007 and 2006, is comprised of the following balances:

	2007	2006
Prepaid property insurance	$10,138	$6,302
Interest receivable	1,622	2,608
Refundable security deposits	1,000	1,000
Other	177	486

Total	$12,937	$10,396

Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. An allowance of $8,530 is included in other assets as of December 31, 2007 and 2006. Prepaid property insurance is recognized in the period in which the coverage is provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund remaining balances to the tenants upon the expiration of their related lease term. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund II and Fund II-OW and Wells Fund III held ownership interests in the Joint Venture of approximately 63% and 37%, for the years ended December 31, 2007 and 2006, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Income Taxes

The Joint Venture is not subject to federal or state income taxes; therefore, none have been provided for in the accompanying financial statements. The partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III are required to include their respective share of profits and losses from the Joint Venture in their individual income tax returns.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. The Joint Venture is currently assessing these provisions and evaluating the financial impact of SFAS No. 159 on its financial statements; however, it is not currently planning to adopt the fair value option in 2008.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. Accordingly, FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009 and all other aspects of SFAS No. 157 will be effective for the Joint Venture beginning January 1, 2008. The Joint Venture is currently assessing the provisions and evaluating the financial impact of SFAS No. 157, FSP 157-1, and FSP 157-2 on its financial statements; however, does not believe the adoption of this pronouncement will have a material impact on its financial statements.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109, Accounting for Income Taxes, which clarifies the relevant criteria and approach for the recognition, derecognition, and measurement of uncertain tax positions. FIN No. 48 was effective for the Joint Venture beginning January 1, 2007. The adoption of this pronouncement has not had a material impact on the Joint Venture’s financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Fund II, Wells Fund II-OW, and Wells Fund III entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties which are leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2007, 2006, and 2005, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $109,827, $116,585, and $116,480, respectively, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During 2007, 2006, and 2005, the Joint Venture incurred administrative expenses of $52,850, $27,221, and $35,209, respectively, payable to Wells Management, portions of which are included in income (loss) from discontinued operations in the accompanying statements of operations.

Due to Affiliate

As of December 31, 2007 and December 31, 2006, due to affiliate balances reflect the following items due to Wells Management:

	2007	2006
Administrative reimbursements	$7,954	$3,877
Property management fees	5,729	9,616

	$13,683	$13,493

4.	INVESTMENT IN FUND II, III, VI AND VII ASSOCIATES

As of December 31, 2005, the Joint Venture owned an interest of approximately 23% in Fund II, III, VI and VII Associates. In 2005, Fund II, III, VI and VII Associates wound up its affairs by, among other things, collecting the outstanding receivables, satisfying outstanding payables, and distributing all residual cash balances to the joint venture partners. Fund II, III, VI and VII Associates was terminated in 2006 in accordance with the relevant dissolution and termination provisions of the Georgia Uniform Partnership Act.

Condensed financial information for the years ended December 31, 2007, 2006, and 2005 is presented below:

Total Revenues			Loss From Continuing Operations			Income From Discontinued Operations			Net Income
For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
2007	2006	2005	2007	2006	2005	2007	2006	2005	2007	2006	2005
$0	$0	$0	$0	$0	$(4,799)	$0	$0	$94,148	$0	$0	$89,349

The Joint Venture allocates its share of earnings generated by the property owned by Fund II, III, VI and VII Associates to its joint venture partners pursuant to the joint venture agreement provisions outlined in Note 2 for allocation of income and distributions. The components of income from discontinued operations recognized by Fund II, III, VI and VII Associates are provided below:

For The Year Ended December 31, 2007			For The Year Ended December 31, 2006			For The Year Ended December 31, 2005
Operating Income	Gain on Sale	Total	Operating Income	Gain on Sale	Total	Operating Loss	Gain on Sale	Total
$0	$0	$0	$0	$0	$0	$(6,038)	$100,186(1)	$94,148

(1)	Represents additional gain recognized on the sale of the Holcomb Bridge Property, which was deferred at closing related to a rental guarantee for certain space at the Holcomb Bridge Property.

5.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office component of Brookwood Grill, which was sold on July 1, 2004, as discontinued operations in the accompanying statements of operations. The details comprising income (loss) from discontinued operations are presented below:

	2007	2006	2005
Rental income	$3,774	$3,728	$3,728
Interest and other income	0	621	0

Total revenues	3,774	4,349	3,728

Property operating costs	0	0	852
Management and leasing fees	653	0	112
Bad debt expense	0	0	9,152

Total expenses	653	0	10,116

Operating income (loss) from discontinued operations	$3,121	$4,349	$(6,388)

6.	RENTAL INCOME

As of December 31, 2007, the future minimum rental income due to the Joint Venture under noncancelable operating leases is approximately $266,000 through March 31, 2008. One tenant generated approximately 100% of rental income for the year ended December 31, 2007, and will generate approximately 100% of future minimum rental income.

FUND II AND FUND III ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2007
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total	Accumulated Depreciation(b)	Date of Construction	Date Acquired
BOEING AT THE ATRIUM(a)	None	$1,367,000	$11,409,245	$(128,898)	$1,504,743	$11,141,684	$920	$12,647,347	$7,081,161	1988	4/03/89

(a)	Boeing at the Atrium is a four-story office building located in Houston, Texas.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

FUND II AND FUND III ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2007

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2004	$16,489,519	$9,789,754

Additions	213,560	423,007

BALANCE AT DECEMBER 31, 2005	16,703,079	10,212,761

Additions	0	504,612 (1)
Dispositions	(3,479,795)	(3,479,795)

BALANCE AT DECEMBER 31, 2006	13,223,284	7,237,578

Additions	920	420,440
Dispositions	(576,857)	(576,857)

BALANCE AT DECEMBER 31, 2007	$12,647,347	$7,081,161

(1)	Included in the number presented is $54,295, which is included in lease termination expense in the accompanying statements of operations.

EXHIBIT INDEX

TO

2007 FORM 10-K

OF

WELLS REAL ESTATE FUND II-OW

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number		Description of Document

*3		Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW (Registration Statement of Wells Real Estate Fund II-OW, Exhibit B to the Prospectus, Commission File No. 33-17977)

*10	(a)	Management Agreement between Wells Real Estate Fund II-OW and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, Commission File No. 0-17876)

*10	(b)	Leasing and Tenant Coordination Agreement between Wells Real Estate Fund II-OW and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, Commission File No. 0-17876)

*10	(c)	Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit 10(f) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(d)	Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(e)	Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(f)	Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10	(g)	Fund II – Fund II-OW Joint Venture Agreement dated March 1, 1988 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, Commission File No. 0-16518)

*10	(h)	Lease with IBM dated March 17, 1987 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, Commission File No. 0-16518)

*10	(i)	Purchase Agreement for the Acquisition of the Atrium at Nassau Bay dated March 1, 1989 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, Commission File No. 0-16518)

*10	(j)	Joint Venture Agreement of Fund II and Fund III Associates dated March 1, 1989 (Exhibit to Post-Effective Amendment No. 2 to Registration Statement of Wells Real Estate Fund III, L.P., Commission File No. 33-24063)

*10	(k)	First Amendment to Joint Venture Agreement of Fund II and Fund III Associates dated April 1, 1989 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, Commission File No. 0-16518)

Exhibit Number		Description of Document

*10	(l)	Leases with Lockheed Engineering and Sciences Company, Inc. (Exhibit 10(l) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, Commission File No. 0-16518)

*10	(m)	Cost Sharing Agreement between Wells Real Estate Fund II-OW, Wells Real Estate Fund II and the Fund II – Fund II-OW Joint Venture dated January 1, 1990 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, Commission File No. 0-16518)

*10	(n)	Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit 10(j) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, Commission File No. 0-14463)

*10	(o)	Amended and Restated Joint Venture Agreement of Fund II and Fund III Associates (Exhibit 10(o) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, Commission File No. 0-16518)

*10	(p)	Land and Building Lease Agreement between Fund II and Fund II-OW and Brookwood Grill of Roswell, Inc. (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, Commission File No. 0-16518)

*10	(q)	Assignment and Assumption of Lease dated September 20, 1991 between Fund II and Fund II-OW and Fund II and Fund III Associates (Exhibit 10(q) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, Commission File No. 0-16518)

*10	(r)	Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, Commission File No. 0-14463)

*10	(s)	Lease Agreement with First Union National Bank of N.C. dated March 31, 1994, and First Amendment to Lease Agreement dated April 14, 1994 (Exhibit 10(s) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1994, Commission File No. 0-16518)

*10	(t)	Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, Commission File No. 0-23656)

*10	(u)	Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, Commission File No. 0-23656)

*10	(v)	First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, Commission File No. 0-14463)

*10	(w)	Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, Commission File No. 0-17876)

*10	(x)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, Commission File No. 0-17876)

*10	(y)	Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW dated January 1, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 2000, Commission File No. 0-17876)

Exhibit Number	Description of Document

*10(z)	Purchase and Sale Agreement for the sale of Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, Commission File No. 0-14463)

*10(aa)	Amendments to the Brookwood Grill Lease (Exhibit 10(aa) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2001, Commission File No. 0-16518)

*10(bb)	Lease Agreement with The Boeing Company (Exhibit 10(bb) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, Commission File No. 0-16518)

*10(cc)	First Amendment to Lease Agreement with The Boeing Company (Exhibit 10(cc) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, Commission File No. 0-16518)

*10(dd)	Second Amendment to Lease Agreement with The Boeing Company (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, Commission File No. 0-16518)

*10(ee)	Third Amendment to Lease Agreement with The Boeing Company (Exhibit 10(ee) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, Commission File No. 0-16518)

*10(ff)	Purchase and Sale Agreement relating to the Heritage Place Shopping Center (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2003, Commission File No. 0-14463)

*10(gg)	Purchase and Sale Agreement for 880 Holcomb Bridge Road and Brookwood Grill (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund II for the quarter ended September 30, 2004, Commission File No. 0-16518)

*10(hh)	Purchase and Sale Agreement for the office portion of Heritage Place (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*10(ii)	First Amendment to Purchase and Sale Agreement for the office portion of Heritage Place (Exhibit 10.4 to Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*16	Letter from Ernst & Young LLP dated September 27, 2006 regarding change in accountants (Exhibit 16.1 to the Current Report on Form 8-K of Wells Real Estate Fund II-OW filed on September 27, 2006, Commission File No. 0-17876)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002