Form 10-Q
period 2008-06-30
WELLS REAL ESTATE FUND II-OW
filed 2008-08-11
CIK 824004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to                          to

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007. The Partnership’s results of operations for the three months six months ended June 30, 2008 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND II-OW

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2008	December 31, 2007
Investment in Fund II and Fund II-OW	$353,679	$416,446
Due from Fund II and Fund II-OW	182,968	191,963
Cash and cash equivalents	5,184	5,184

Total assets	$541,831	$613,593

PARTNERS’ CAPITAL
Limited partners:
Class A – 6,062 units issued and outstanding	$541,831	$613,593
Class B – 1,626 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	$541,831	$613,593

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2008	2007	2008	2007
EQUITY IN LOSS OF FUND II AND FUND II-OW	$(63,154)	$(5,515)	$(71,762)	$(8,538)

NET LOSS	$(63,154)	$(5,515)	$(71,762)	$(8,538)

NET LOSS ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(63,154)	$(5,515)	$(71,762)	$(8,538)

CLASS B	$0	$0	$0	$0

NET LOSS PER LIMITED PARTNER UNIT:
CLASS A	$(10.42)	$(0.91)	$(11.84)	$(1.41)

CLASS B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2007

AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2006	6,062	$635,186	1,626	$0	$0	$635,186

Net loss	0	(21,593)	0	0	0	(21,593)

BALANCE, December 31, 2007	6,062	613,593	1,626	0	0	613,593

Net loss	0	(71,762)	0	0	0	(71,762)

BALANCE, June 30, 2008	6,062	$541,831	1,626	$0	$0	$541,831

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended
	June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,762)	$(8,538)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	71,762	8,538

Net cash provided by operating activities	0	0

CHANGE IN CASH AND CASH EQUIVALENTS	0	0

CASH AND CASH EQUIVALENTS, beginning of period	5,184	5,184

CASH AND CASH EQUIVALENTS, end of period	$5,184	$5,184

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2008 (unaudited)

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

On November 6, 1987, the Partnership commenced a public offering of its limited partnership units pursuant to a Registration Statement filed on Form S-11 under the Securities Act of 1933. The Partnership terminated its offering on September 7, 1988, upon receiving total limited partner capital contributions of $1,922,000 for 7,688 Class A and Class B limited partner units at $250 per unit.

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

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker*	• Wells Real Estate Fund I • Fund II and Fund II-OW	No properties were owned by this joint venture during the periods presented.
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	2. 2100 Space Park Drive (formerly known as “Boeing at the Atrium”) A four-story office building located in Houston, Texas

*	This joint venture was liquidated in February 2008.

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

Distribution of Net Cash from Operations

Net cash from operations, if available, is generally distributed to limited partners quarterly. In accordance with the partnership agreement, such distributions are paid first to each limited partner holding Class A Units until he has received an 8% per annum return on his adjusted capital contribution, as defined. Net cash from operations is then distributed to each limited partner holding Class B Units until he has received an 8% per annum return on his adjusted capital contribution, as defined. Any excess net cash from operations would then be distributed to the General Partners until they have received 10% of the total distributions for the year. Thereafter, net cash from operations is distributed 90% to limited partners and 10% to the General Partners.

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

Impairment of Real Estate Assets

Fund II and Fund II-OW entered into an agreement on June 27, 2008 (amended July 21, 2008) to sell the Louis Rose Building, a two-story office building comprised of approximately 71,000 square feet, to an unrelated third party for a gross sales price of $3,476,000 (the “Agreement”). Under the Agreement, the inspection period will expire on August 15, 2008, at which time a buyer-funded earnest money deposit of $150,000 will become non-refundable. The Partnership expects the closing of this transaction to occur in the third quarter of 2008; however, there are no assurances regarding when or if this sale will be completed.

The Louis Rose Building was purchased in May 1988 and as has remained vacant since April 30, 2001. In connection with preparing the Louis Rose Building for disposition, Fund II and Fund II-OW considered both re-leasing and sell-as-vacant opportunities through the first quarter of 2008. After careful consideration of the impact that current market conditions in the Charlotte, North Carolina area are having on the value of properties similar to the Louis Rose Building, management concluded that selling the Louis Rose Building vacant is likely to be in the best economic interests of the limited partners of the Partnership at this time. As a result, Fund II and Fund II-OW adjusted the carrying amount of the Louis Rose Building to its fair market value, as estimated based on the gross selling price per the Agreement, less estimated closing costs. Fund II and Fund II-OW recognized a corresponding impairment loss of approximately $931,000 in the second quarter of 2008. Of this amount, approximately $49,000 is allocable to the Partnership and is included in equity in loss of Fund II and Fund II-OW for the periods ended June 30, 2008.

Summary of Financial Information

Condensed financial information for Fund II and Fund II-OW for the three months and six months ended June 30, 2008 and 2007, respectively, is presented below:

Total Revenues		Net Loss		Total Revenues		Net Loss
Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
2008	2007	2008	2007	2008	2007	2008	2007
$18,227	$43,607	$(1,189,332)	$(103,861)	$47,947	$85,272	$(1,351,440)	$(160,790)

Condensed financial information for the joint ventures in which the Partnership held interests through its equity interest in Fund II and Fund II-OW for the three months and six months ended June 30, 2008 and 2007, respectively, is presented below:

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund I and Fund II Tucker	$0	$0	$0	$1,554	$0	$(2,288)	$0	$(734)
Fund II-III Associates	71,991	474,196	(165,029)	75,201	7,142	932	(157,887)	76,133

	$71,991	$474,196	$(165,029)	$76,755	$7,142	$(1,356)	$(157,887)	$75,399

	Total Revenues		Income (Loss) From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007	2008	2007	2008	2007
Fund I and Fund II Tucker	$0	$0	$0	$(2,263)	$0	$(1,899)	$0	$(4,162)
Fund II-III Associates	363,715	996,791	(150,489)	205,679	7,999	1,910	(142,490)	207,589

	$363,715	$996,791	$(150,489)	$203,416	$7,999	$11	$(142,490)	$203,427

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
	Operating Income	Gain on Sale	Total	Operating Income (Loss)	Gain on Sale	Total
Fund I and Fund II Tucker	$0	$0	$0	$(1,899)	$0	$(1,899)
Fund II-III Associates	7,999	0	7,999	1,910	0	1,910

	$7,999	$0	$7,999	$11	$0	$11

Due from Fund II and Fund II-OW

As presented in the accompanying balance sheets, due from Fund II and Fund II-OW represents the following cash flows generated by Fund II and Fund II-OW, which are attributable to the Partnership as of June 30, 2008 and December 31, 2007:

	As of June 30, 2008	As of December 31, 2007
Operating cash flows	$32,692	$41,687
Net sale proceeds	150,276	150,276

	$182,968	$191,963

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Fund II and Fund II-OW equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures is $17 and $689 for the three months ended June 30, 2008 and 2007, respectively, and $409 and $1,660 for the six months ended June 30, 2008 and 2007, respectively.

Administrative Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Ventures, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, are included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs incurred by Fund II and Fund II-OW and payable to Wells Capital and Wells Management is $2,378 and $3,049 for the three months ended June 30, 2008 and 2007, respectively, and $4,996 and $5,378 for the six months ended June 30, 2008 and 2007, respectively.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), formerly known as Wells Real Estate Investment Trust, Inc., which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, during 2007, WREF guaranteed certain debt of another WREF-sponsored product that is in the start-up phase of its operations. As of June 30, 2008, the General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and current receivables necessary to meet its current and future obligations as they become due.

As of July 31, 2008, the amount of the debt guaranteed by WREF was equal to approximately $106.9 million.

The Partnership is also dependent upon the ability of its current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on the Partnership’s results of operations. The Partnership is not currently aware of any reason why its existing tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on the Partnership’s results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the

Piedmont REIT proxy statement filed with the SEC on February 26, 2007 and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. As of the date of this filing, the time for the defendants to respond to the plaintiff’s motion for class certification has not yet passed. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss.

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

During the second quarter of 2008, we engaged in several significant activities related to the properties in which we own interests. On April 24, 2008, Fund II-III Associates entered into a 90-month lease agreement with Hoyer Global (USA), Inc. (“Hoyer”) to occupy approximately 19% of 2100 Space Park Drive, which commenced in June 2008. On July 3, 2008, Fund II-III Associates also entered into a 63-month lease agreement with Lockheed Martin Corporation (“Lockheed”) to occupy approximately 52% of 2100 Space Park Drive. The lease commencement date is the earlier of the date on which (i) the tenant improvements are substantially complete, or (ii) Lockheed accepts possession and occupies the space. Fund II and Fund II-OW entered into the Agreement on June 27, 2008 (amended July 21, 2008) with an unrelated third party to sell the Louis Rose Building for a gross sales price of $3,476,000. The completion of this transaction is subject to, among other things, a due diligence period. Accordingly, there are no assurances that this sale will be completed. If the transaction progresses, we believe the closing of the transaction is likely to occur in the third quarter of 2008.

Our focus at this time involves concentrating on leasing and marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

With a number of properties having been sold, our General Partners are currently reserving operating and net sale proceeds distributions to limited partners as a result of the aforementioned Boeing lease expiration, as well as our intention to fund our pro rata share of the re-leasing costs associated with the Hoyer lease at 2100 Space Park Drive. Further, the General Partners anticipate continuing to reserve operating and net sale proceeds distributions primarily because the Louis Rose Building remains vacant and our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements at 2100 Space Park Drive. Once the details surrounding leasing and/or the potential sales of the Louis Rose Building and 2100 Space Park Drive become known, the General Partners will evaluate if distributions of net sale proceeds are appropriate.

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

•	Brookwood Grill was sold on July 1, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The Louis Rose Building, located in Charlotte, North Carolina, is vacant. We are currently under contract to sell this property.

•

The 2100 Space Park Drive property, located in Houston, Texas, will be approximately 71% leased following the commencement of the 63-month lease with Lockheed. We are aggressively marketing the remaining vacant space for lease.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the Class A limited partners and, unless reserved, are generally paid quarterly. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. Economic downturns in one or more of our core markets could adversely impact the ability of our tenants to honor lease payments and our ability to re-lease space on favorable terms. In the event of either situation, cash flows and, consequently, our ability to provide funding for capital needs could be adversely affected.

Short-Term Liquidity

We did not generate cash flow from operating activities during the six months ended June 30, 2008, as Fund II and Fund II-OW continues to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership as a result of our intention to fund our pro rata share of anticipated re-leasing costs and capital improvements for 2100 Space Park Drive, absorbing the rental abatement periods associated with the recent leasing activity at 2100 Space Park Drive, and the remaining vacancy at this property and the Louis Rose Building. Accordingly, no operating distributions were paid to limited partners during the six months ended June 30, 2008. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs for our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

We believe that the cash on hand and distributions due from the Joint Ventures are sufficient to cover our current working capital needs.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net proceeds generated from the selective and strategic sale of properties and operating cash flows generated from the Joint Ventures. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding our proportionate share of anticipated re-leasing costs and capital improvements at 2100 Space Park Drive. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

We have encountered difficulties in re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket of Charlotte during the period following the expiration of the sole tenant’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to present challenges to landlords, primarily due to the availability of office space for lease, and low rental rates and concessions offered to prospective tenants. As of June 30, 2008, the vacancy rate for the Northeast submarket of Charlotte is 21.8%, compared to the vacancy rate for Charlotte as a whole of 12.1%.

Although, as set forth above, the Louis Rose Building is currently under contract to sell, the potential buyer still has a right to terminate the contract during the inspection period; therefore, there are no assurances that this potential transaction will close. Accordingly, we are uncertain as to when the Louis Rose Building will be re-leased or sold, the level of rental rates which may be achieved in connection with such potential re-leasing, the sales price which may be achieved in connection with the potential sale, the amount of re-leasing costs we will be required to fund in connection with the potential re-leasing of this property, or the amount of closing cost we will be required to fund in connection with the potential sale.

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

As of June 30, 2008, Fund II and Fund II-OW received, used, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Total Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to The Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2008	Undistributed Net Sale Proceeds Being Reserved as of June 30, 2008
				Amount	Purpose

Cherokee Commons (sold in 2001)	$8,414,089	2.9%	$239,776	$77,421	• Re-leasing of 2100 Space Park Drive (2002 and 2003) • Funding for Fund I and Fund II Tucker operating expenses (2005)	$162,355	$0

Heritage Place – retail portion (sold in 2003)	$3,207,708	2.6%	81,797	1,332	• Funding for Fund I and Fund II Tucker operating expenses (2005)	80,465	0

Brookwood Grill (sold in 2004)	$2,318,115	3.3%	76,730	429	• Funding for Fund I and Fund II Tucker operating expenses (2005)	48,329	27,972

Holcomb Bridge Property (sold in 2004)	$6,889,379	0.8%	53,737	297	• Funding for Fund I and Fund II Tucker operating expenses (2005)	33,851	19,589

Heritage Place office portion (sold in 2006)	$4,028,043	2.6%	102,715	0	—	0	102,715

Total			$554,755	$79,479		$325,000	$150,276

Upon evaluating the capital needs of our properties in which we currently hold an interest, our General Partners have determined that substantially all of the undistributed net sale proceeds above will be required to fund our pro rata share of anticipated re-leasing costs and capital improvements at 2100 Space Park Drive. Accordingly, the net sale proceeds listed above will continue to be held in reserve by Fund II and Fund II-OW.

Results of Operations

Equity in loss of Fund II and Fund II-OW was $63,154 and $5,515 for the three months ended June 30, 2008 and 2007, respectively and $71,762 and $8,538 for the six months ended June 30, 2008 and 2007, respectively. The increases in loss are primarily attributable to an impairment loss recognized by Fund II and Fund II-OW related to the Louis Rose Building in the second quarter of 2008, of which approximately $49,000 was allocated to the Partnership, and a decrease in rental income as a result of the recent Boeing lease expiration in March 2008.

We expect equity in loss of Fund II and Fund II-OW to decline in the future as a result of the recent leasing activity at 2100 Space Park Drive as well as recognizing a non-recurring impairment loss at the Louis Rose Building in the second quarter of 2008.

Inflation

We are exposed to inflation risk, as income from long-term leases is the primary source of our cash flows from operations. There are provisions in the majority of our tenant leases that are intended to help protect us from the impact of inflation. These provisions include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax, and insurance reimbursements on a per-square-foot basis or, in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, due to the long-term nature of our leases, the leases may not readjust their reimbursement rates frequently enough to cover inflation.

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

Investment in Real Estate Assets

We are required to make subjective assessments as to the useful lives of our depreciable assets. We consider the period of future benefit of the assets to determine the appropriate useful lives. These assessments have a direct impact on net income. The estimated useful lives of the Joint Ventures’ assets by class are provided below:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

In the event that the Joint Ventures utilize inappropriate useful lives or methods of depreciation, our net income would be misstated.

Valuation of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present which indicate that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the carrying value of the real estate assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and their eventual disposition. In the event that such expected undiscounted future cash flows do not exceed the carrying value, management adjusts the real estate assets to the fair value, and recognizes an impairment loss. Estimated fair values are calculated based on the following information, dependent upon availability, in order of preference: (i) recently quoted market prices,

(ii) market prices for comparable properties, or (iii) the present value of undiscounted cash flows, including estimated salvage value. In the second quarter of 2008, Fund II and Fund II-OW recorded an impairment loss at the Louis Rose Building of approximately $931,000, of which approximately $49,000 was allocated to the Partnership, in order to reduce the carrying value of the property to its fair value less costs to sell, as a result of management refining its strategy for disposing of this building.

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

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2008, requiring disclosure under Item 103 of Regulation S-K.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2008.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2008.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2008.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2008, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II-OW (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 8, 2008	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 8, 2008	/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

EXHIBIT INDEX

TO SECOND QUARTER FORM 10-Q

OF

WELLS REAL ESTATE FUND II-OW

Exhibit No.	Description

*10.1	Office Lease with Hoyer Global (USA), Inc. relating to 2100 Space Park Drive (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund II for the quarter ended March 31, 2008, Commissions File No. 0-16518)

*10.2	Office Lease with Lockheed Martin Corporation relating to 2100 Space Park Drive (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund II for the quarter ended June 30, 2008, Commission File No. 0-16518)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	previously filed and incorporated herein by reference