Form 10-K
period 2008-12-31
WELLS REAL ESTATE FUND II-OW
filed 2009-03-23
CIK 824004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated file”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Operating Phases and Objectives

The Partnership typically operates in the following five life-cycle phases and, during which, typically focuses on the following key operating objectives. The duration of each phase is dependent upon various economic, industry, market, and other internal/external factors. Some overlap naturally exists in the transition from one phase to the next.

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

We are in the disposition-and-liquidation phase of our life cycle. Our focus on the remaining assets involves marketing efforts that we believe will result in the best disposition pricing for our limited partners.

Employees

The Partnership has no direct employees. The employees of Wells Capital and Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, perform a full range of real estate services for the Partnership including leasing and property management, accounting, asset management, and investor relations. See Item 13, “Certain Relationships and Related Transactions,” for a summary of the fees paid to the General Partners or their affiliates during the years ended December 31, 2008, 2007, and 2006.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Actions Against Related-Parties below). In addition, WREF guarantees debt of another WREF-sponsored product which was in the amount of approximately $59.0 million as of February 28, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

We are also dependent upon the ability of our current tenants to pay their contractual rent amounts as they become due. The inability of a tenant to pay future rental amounts would be likely to have a negative impact on our results of operations. We are not currently aware of any reason why our existing tenants will not be able to pay their contractual rental amounts as they become due in all material respects. Situations preventing the tenants from paying contractual rents could result in a material adverse impact on our results of operations.

Assertion of Legal Actions Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, our General Partners; Wells Management, our property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the court. The parties are presently engaged in discovery. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

On August 24, 2007, two stockholders of Piedmont REIT filed a derivative complaint, styled Donald and Donna Goldstein, Derivatively on behalf of Defendant Wells Real Estate Investment Trust, Inc. v. Leo F. Wells, III, et al., in the Superior Court of Fulton County, Georgia, on behalf of Piedmont REIT against, among others, Leo F. Wells, III and Wells Capital, our General Partners, and a number of individuals who currently or formerly served as officers or directors of Piedmont REIT. The complaint alleges, among other things, that the consideration paid by Piedmont REIT as part of the internalization transaction was excessive; that the defendants breached their fiduciary duties to Piedmont REIT; and that the internalization transaction unjustly enriched the defendants. The complaint seeks, among other things, a judgment declaring that the defendants committed breaches of their fiduciary duties and were unjustly enriched at the expense of Piedmont REIT; monetary damages equal to the amount by which Piedmont REIT was damaged by the defendants; an order awarding Piedmont REIT restitution from the defendants and ordering disgorgement of all profits and benefits obtained by the defendants from their wrongful conduct and fiduciary breaches; an order rescinding the internalization transaction; and the establishment of a constructive trust upon any benefits improperly received by the defendants as a result of their wrongful conduct. On October 19, 2007, the Court verbally granted the defendants’ motion for a protective order (and entered a written order on October 24, 2007) staying discovery until the Court rules on the defendants’ motion to dismiss the complaint. On October 31, 2007, the defendants filed their motion to dismiss the plaintiffs’ derivative complaint. On December 19, 2007, the Court entered an order allowing the plaintiffs to take limited written discovery on the issue of derivative demand, but the order staying discovery entered in October 2007 otherwise remains in effect. The defendants responded to the limited discovery requested by the plaintiffs. On January 10, 2008, the plaintiffs filed an amended complaint, which contains substantially the same counts against the same defendants as the original complaint with certain additional factual allegations based primarily on events occurring after the original complaint was filed. In addition, the plaintiffs responded to the defendants’ motion to dismiss this lawsuit. A hearing on the motion to dismiss was held on February 22, 2008. On March 13, 2008, the Court granted the defendants’ motion to dismiss. On April 11, 2008, the plaintiffs filed a notice to appeal the Court’s judgment granting the defendants’ motion to dismiss. On February 9, 2009, the Georgia Court of Appeals issued an opinion affirming the Court’s judgment granting the defendants’ motion to dismiss. The plaintiffs did not file a notice of intention to apply for certiorari in the Georgia Supreme Court by their deadline of February 23, 2009.

Web Site Address

Access to copies of each of our filings with the SEC is available, free of charge, at the http://www.wellsref.com Web site, through a link to the http://www.sec.gov Web site.

ITEM 1A.	RISK FACTORS.

Risk Related to Current Economic Conditions

Current economic conditions and turmoil in the credit markets have caused, and will likely continue to cause, market rental rates and property values to decline, may impede disposition of our properties at commercially reasonable terms, and have had, and will likely continue to have, an adverse effect on our financial condition.

Current economic conditions, the availability and cost of credit, the mortgage market, and declining real estate markets have contributed to increased volatility, lower real estate values, and diminished expectations for real estate markets and the economy as a whole. Many economists are predicting continued significant deterioration in economic conditions in the United States for 2009, along with significant increases in unemployment and vacancy rates at commercial properties. As a result, current economic conditions and the credit crisis have caused, and will likely continue to cause, commercial real estate values and market rental rates to decline significantly. Our estimated unit valuations as of December 31, 2008 have declined from their prior year levels, and are expected to continue to decline in the upcoming year. Deteriorating economic conditions could adversely impact the ability of one or more of our tenants to honor their lease payments and our ability to re-lease space on favorable terms as leases expire or as space otherwise becomes vacant at our properties. While we do not anticipate the need to access the credit markets, the impact of the current crisis in the credit markets may adversely affect the ability of potential purchasers of our properties to obtain financing. Therefore, this may affect our timing and/or ability to sell our properties at commercially reasonable terms. The current economic conditions and the difficulties currently being experienced in the mortgage and real estate markets have adversely affected our business model, financial condition, results of operations, and the valuation of our units. We do not expect that the difficult conditions in the mortgage and real estate markets are likely to improve in the near future. A worsening of these conditions would exacerbate the adverse effects that the current market environment has had on us and on commercial real estate in general.

Real Estate Risks

Economic and regulatory changes that impact the real estate market generally may cause our operating results to suffer and decrease the value of our real estate properties.

Our operating results will be subject to risks generally incident to the ownership of real estate, including:

•	changes in general or local economic conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds, which may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental, and zoning laws; and

•	periods of high interest rates and tight money supply.

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

Adverse economic conditions in the geographic regions in which we own our properties could affect the real estate values in this area or the business of our tenants if our tenants rely upon the local economy for their revenues. Therefore, changes in local economic conditions could reduce our income and distributions to limited partners or the amounts we could otherwise receive upon the sale of a property in a negatively affected region.

Adverse economic conditions affecting the particular industry of our tenants of 2100 Space Park Drive may negatively impact your overall returns.

Adverse economic conditions affecting a particular industry of our tenants could affect the financial ability of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time. Therefore, changes in economic conditions of the particular industry of our tenants could reduce our income and distributions to limited partners and the value of 2100 Space Park Drive at the time of sale of such property.

We are dependent on our tenants for substantially all of our revenue, so our success is materially dependent on the financial stability of our tenants.

The 2100 Space Park Drive property is occupied by only a few tenants and, therefore, the success of our investments is materially dependent on the financial stability of our tenants. Lease payment defaults by our tenants could cause us to reduce or reserve the amount of distributions to holders of Class A Units. A default of a tenant on its lease payments to us would cause us to lose the revenue from the property. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If a lease is terminated, we cannot assure you that we will be able to lease the property for the rent previously received or sell the property without incurring a loss.

Vacancy at two of our properties could reduce or eliminate future cash distributions to the limited partners.

We have spent substantial funds on tenant improvements and other costs necessary to re-lease previously vacant space at 2100 Space Park Drive, which is currently 71% leased. The Louis Rose Building is entirely vacant and is under contract for sale in its current condition. If we are unable to sell these properties in their current condition and if these properties remain partially or fully vacant for a prolonged period of time, property earnings would suffer and we would be required to continue to reserve cash otherwise available for operating distributions to the limited partners. In addition, the residual values of these properties would be negatively impacted by vacancy because market values are largely dependent upon the value of in-place leases.

Your investment in units is subject to greater risk because we lack a diversified property portfolio.

Because we own interests in only two properties, your investment in units is subject to a greater risk of loss. There is a greater risk that you will lose money in your investment because our portfolio of properties is not diverse by geographic location, property type, or industry group of tenants.

Our future financial success primarily depends on only a few tenants.

The revenues generated by our tenants are substantially reliant upon the financial condition of our tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of our tenants may result in the failure or delay of such tenants’ rental payments, which may have a substantial adverse effect on our financial performance.

We depend on our tenants for our revenue. Accordingly, lease terminations and/or tenant default could reduce our net income and limit our ability to make distributions to our limited partners.

The success of our investments materially depends on the financial stability of our tenants. A default or termination by a significant tenant on its lease payments to us would cause us to lose the revenue associated with such lease and require us to find an alternative source of revenue. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting our property. If significant leases are terminated or defaulted upon, we may be unable to lease the property for the rent previously received or sell the property without incurring a loss. These events could cause us to reduce the amount of distributions to limited partners.

If our tenants file for bankruptcy, we may be precluded from collecting all sums due.

If one or more of our tenants, or the guarantor of a tenant’s lease, commences, or has commenced against it, any proceeding under any provision of the federal Bankruptcy Code, as amended, or any other legal or equitable proceeding under any bankruptcy, insolvency, rehabilitation, receivership, or debtor’s relief statute or law (bankruptcy proceeding), we may be unable to collect sums due under relevant leases. Our tenants, or a guarantor of a tenants’ lease obligations, could be subject to a bankruptcy proceeding. Such a bankruptcy proceeding may bar our efforts to collect pre-bankruptcy debts from these entities or their properties, unless we are able to obtain an enabling order from the bankruptcy court. If a lease is rejected by a tenant in bankruptcy, we would only have a general unsecured claim against the tenant, and may not be entitled to any further payments under the lease. A tenant’s or lease guarantor’s bankruptcy proceeding could hinder or delay efforts to collect past-due balances under relevant leases, and could ultimately preclude collection of these sums. Such an event could cause a decrease or cessation of rental payments, which would result in a reduction in our cash flow and the amount available for distribution to limited partners holding Class A Units. In the event of a bankruptcy proceeding, we cannot assure you that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distribution to limited partners holding Class A Units may be adversely affected.

We may not have funding for future tenant improvements, which may reduce your returns and make it difficult to attract one or more new tenants.

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

We generally will hold our two remaining real properties in which we are invested until such time as the General Partners determine that the sale or other disposition thereof appears to be advantageous to achieve our investment objectives or until the sale of the properties is warranted even if it appears that such objectives will not be met. Our General Partners may exercise their discretion as to whether and when to sell a property, and we will have no obligation to sell properties at any particular time, except upon the termination of the Partnership as specified in the partnership agreement, or earlier if a majority of you vote to liquidate the Partnership pursuant to a formal proxy to liquidate. We cannot predict with any certainty the various market conditions affecting real estate investments which will exist at any particular time in the future. Due to the uncertainty of market conditions which may affect the future disposition of our properties, we cannot assure you that we will be able to sell our properties at a profit in the future. Accordingly, the timing of liquidation of the Partnership and the extent to which you will receive cash distributions and realize potential appreciation on our real estate investments will be dependent upon fluctuating market conditions.

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

Certain of the real estate properties previously purchased by the Partnership and other Wells public limited partnerships sponsored by the General Partners have not appreciated to the levels anticipated at the time of purchase. Recently some of these properties have been sold by such partnerships at purchase prices below the prices paid for such properties. We cannot guarantee that any of our properties will appreciate in value.

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

For the three months ended December 31, 2008, Wells Management and Wells Capital elected to defer the receipt of management and leasing fees and administrative reimbursements due from the Partnership through its interests in the Joint Ventures. As of December 31, 2008, the Partnership owed aggregate management and leasing fees and administrative reimbursements, through its interests in the Joint Ventures, to Wells Management and Wells Capital of approximately $250 and $1,600, respectively, which is due from the Joint Ventures and, accordingly, is included in Investment in Fund II and Fund II-OW in the accompanying balance sheets.

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

We may need to reserve net cash from operations for future tenant improvements, which may reduce your returns.

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

Concentration of Credit Risk

The Partnership maintains bank accounts with high-credit, quality financial institutions, which are fully insured through December 31, 2009. Beginning in January 2010, our cash balances may at times exceed the federally insured limits.

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

Our General Partners make all decisions with respect to the management of the Partnership. Limited partners have no right or power to take part in the management of the Partnership, except through the exercise of limited voting rights. Therefore, you must rely almost entirely on our General Partners for management of the Partnership and the operation of its business. Our General Partners may be removed only under certain conditions set forth in our partnership agreement. If our General Partners are removed, they will receive payment equal to the fair market value of their interests in the Partnership, as agreed upon by our General Partners and the Partnership or by arbitration if they are unable to agree.

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

Our loss of, or inability to obtain, key personnel could delay or hinder implementation of our investment strategies, which could limit our ability to make distributions.

Our success depends to a significant degree upon the contributions of Leo F. Wells, III, Douglas P. Williams, and Randall D. Fretz, each of whom would be difficult to replace. We do not have employment agreements with Messrs. Wells, Williams, or Fretz, and we cannot guarantee that such persons will remain affiliated with us. If any of Wells Capital’s key personnel were to cease their affiliation with the Partnership, we may be unable to find suitable replacement personnel, and our operating results could suffer. We do not maintain key person life insurance on any person. We believe that our future success depends, in large part, upon the ability of our General Partners to hire and retain highly skilled managerial and operational personnel. If we lose, or are unable to obtain, the services of highly skilled personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our operating performance could suffer if Wells Capital incurs significant losses, including those losses that may result from being the general partner of other entities.

We are dependent on Wells Capital to conduct our operations; thus, adverse changes in the financial condition of Wells Capital, including changes arising from litigation or our relationship with Wells Capital, could hinder its ability to successfully manage our operations and our portfolio of investments. As a general partner in many Wells-sponsored programs, Wells Capital may have contingent liabilities for the obligations of such programs. Enforcement of such obligations against Wells Capital could result in a substantial reduction of its net worth. If such liabilities affected the level of services that Wells Capital could provide, our operations and financial performance could suffer. In addition, WREF, the sole stockholder of Wells Capital, currently guarantees certain debt of Wells Timberland REIT, Inc., a WREF-sponsored product that is in the start-up phase of its operations, which was equal to approximately $59.0 million as of February 28, 2009.

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

We have entered into joint ventures with affiliates. Such investments may involve risks not otherwise present with an investment in real estate, including, for example:

•	the possibility that our co-venturer, co-tenant, or partner in an investment might become bankrupt;

•	that such co-venturer, co-tenant, or partner may at any time have economic or business interests or goals which are, or which become, inconsistent with our business interests or goals; or

•	that such co-venturer, co-tenant, or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives.

Actions by such a co-venturer, co-tenant, or partner might result in subjecting the property to liabilities in excess of those contemplated and may have the effect of reducing your returns.

Our General Partners will face various conflicts of interest relating to joint ventures with affiliates.

Since our General Partners and their affiliates control both the Partnership and other affiliates, transactions between the parties with respect to joint ventures between such parties do not have the benefit of arm’s length negotiation of the type normally conducted between unrelated co-venturers. Under these joint venture arrangements, neither co-venturer has the power to control the venture, and an impasse could be reached regarding matters pertaining to the joint venture, which might have a negative influence on the joint venture and decrease potential returns to you. In the event that a co-venturer has a right of first refusal to buy out the other co-venturer, it may be unable to finance such a buy-out at that time. It may also be difficult for us to sell our interest in any such joint venture or partnership or as a co-tenant in property. In addition, to the extent that our co-venturer, partner, or co-tenant is an affiliate of our General Partners, certain conflicts of interest will exist.

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

In this regard, U.S. Department of Labor Regulations defining plan assets for purposes of ERISA contain exemptions which, if satisfied, would preclude assets of a limited partnership such as ours from being treated as plan assets. We cannot assure you that our partnership agreement has been structured so that the exemptions in such Regulations would apply to us, although our General Partners intend that an investment by a qualified plan in units will not be deemed an investment in the assets of the Partnership. We can make no representations or warranties of any kind regarding the consequences of an investment in our units by qualified plans in this regard. Plan fiduciaries are urged to consult with, and rely upon, their own advisors with respect to this and other ERISA issues which, if decided adversely to the Partnership, could result in qualified plan investors being deemed to have engaged in “prohibited transactions,” which would cause the imposition of excise taxes and co-fiduciary liability under Section 405 of ERISA in the event actions taken by us are deemed to be nonprudent investments or “prohibited transactions.”

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

If you hold units in an IRA or you intend to acquire units in a secondary market through your IRA, or if you are a custodian of an IRA or a trustee or other fiduciary of a retirement plan which is holding units or is considering an acquisition of units through a secondary market, you must consider the limited liquidity of an investment in our units as it relates to applicable minimum distribution requirements under the Internal Revenue Code. If units are held and our properties have not yet been sold at such time as mandatory distributions are required to begin to an IRA beneficiary or qualified plan participant, Sections 408(a)(6) and 401(a)(9) of the Internal Revenue Code will likely require that a distribution-in-kind of the units be made to the IRA beneficiary or qualified plan participant. Any such distribution-in-kind of units must be included in the taxable income of the IRA beneficiary or qualified plan participant for the year in which the units are received at the fair market value of the units and taxes attributable thereto must be paid without any corresponding cash distributions from us with which to pay such income tax liability.

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

There were no unresolved SEC staff comments as of December 31, 2008.

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

Joint Venture	Joint Venture Partners	Ownership %	Properties	Leased % as of December 31,
				2008	2007	2006	2005	2004
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	94.7% 5.3%	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina	0%	0%	0%	0%	0%

Fund I and Fund II Tucker(1)	• Wells Real Estate Fund I • Fund II and Fund II-OW	51.9% 48.1%	2. Heritage Place(1) A retail and commercial office complex located in Tucker, Georgia	—	—	—	49%(1)	53%(1)

Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	63.1% 36.9%	3. 2100 Space Park Drive (formerly known as “Boeing at the Atrium”) A four-story office building located in Houston, Texas	71%	58%	100%	100%	100%
			4. Brookwood Grill(2) A restaurant located in Roswell, Georgia	—	—	—	—	—

Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)(3)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	23.4% 26.2% 50.4%	5. Holcomb Bridge Property(2) An office/retail center located in Roswell, Georgia	—	—	—	—	—

(1)

The retail component of this property (approximately 30%) was sold in April 2003; therefore, the 2005 and 2004 leased percentages are applicable to the commercial office component only. The remaining office component of this property was sold in May 2006. Fund I and Fund II Tucker was liquidated and dissolved in 2008.

(2)	These properties were sold in July 2004.

(3)	Fund II-III-VI-VII Associates was liquidated and dissolved in 2006.

Wells Real Estate Fund II and Wells Real Estate Fund III, L.P. are affiliated with the Partnership through common general partners. Wells Real Estate Fund I, Wells Real Estate Fund VI, L.P., and Wells Real Estate Fund VII, L.P. were affiliated with the Partnership through one or more common general partners prior to their dissolution. Each of the properties described above was acquired on an all-cash basis.

Lease Expirations

As of December 31, 2008, the lease expirations scheduled during the following 10 years for all properties in which the Partnership owned an interest through the Joint Ventures described above, assuming no exercise of renewal options or termination rights, are summarized below:

Year of Lease Expiration	Number of Leases Expiring	Square Feet Expiring	Annualized Gross Base Rent in Year of Expiration	Partnership’s Share of Annualized Gross Base Rent in Year of Expiration(1)	Percentage of Total Square Feet Expiring	Percentage of Total Annualized Gross Base Rent in Year of Expiration
2013(2)	1	59,797	$1,106,244	$37,502	72.6%	68.6%
2015(3)	1	22,549	505,891	17,150	27.4	31.4

	2	82,346	$1,612,135	$54,652	100.0%	100.0%

(1)	The Partnership’s share of annualized gross base rent in year of expiration is calculated based on the Partnership’s ownership percentage in the joint venture that owns the leased property.

(2)	Includes expiration of Lockheed Martin Corporation lease (approximately 59,800 square feet).

(3)	Includes expiration of Hoyer Global (USA), Inc. lease (approximately 22,500 square feet).

Property Descriptions

The properties in which the Partnership owned an interest through the Joint Ventures during the periods presented are further described below:

Louis Rose Building

The Louis Rose Building is a two-story office building containing approximately 71,000 net rentable square feet located in Charlotte, North Carolina. The Louis Rose Building continues to remain vacant. The northeast submarket, in which this property is located, contains approximately 2.2 million square feet of office space and is currently experiencing an overall average vacancy rate of approximately 24%. Overall, the Charlotte market has about a 13.2% vacancy rate. On March 20, 2009, we executed an agreement to sell this property for $2.1 million in its current condition. We expect this transaction to close in the second quarter of 2009; however, we offer no assurances that it will close.

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

2100 Space Park Drive

The 2100 Space Park Drive property is a four-story office building containing approximately 116,000 rentable square feet located on a 5.6-acre tract of land adjacent to the Johnson Space Center in metropolitan Houston, Texas. The entire rentable area of 2100 Space Park Drive was under a lease agreement with Boeing/Shuttle Division (“Boeing”). In December 2006, Boeing exercised the option to reduce the square footage by approximately 46% effective September 18, 2007, which consisted of the first two floors of the building. In September 2007, Boeing paid a termination fee equal to the unamortized leasehold costs incurred by the landlord. During the third quarter of 2007, Fund II-III Associates completed a lease amendment and temporary occupancy agreement with Boeing to lease back, in aggregate, approximately 4% of the building through March 31, 2008. After fulfilling the terms of the lease, Boeing vacated the space in March 2008.

In April 2008, Fund II-III Associates and Hoyer Global (USA), Inc. (“Hoyer”) entered into a lease agreement for approximately 19% of 2100 Space Park Drive that commenced in July 2008 and extends through December 2015. Hoyer has the right to extend the lease for up to two additional five-year periods. Under the terms of the lease, following a six-month rental abatement period that was fully absorbed in 2008, annualized base rent will be approximately $438,000 and is scheduled to increase by approximately $11,300 annually each January beginning in the eighteenth month of the lease. The annualized base rent in 2015 will be approximately $506,000.

In July 2008, Fund II-III Associates and Lockheed Martin Corporation (“Lockheed”) entered into a lease agreement for approximately 52% of 2100 Space Park Drive that commenced in October 2008 and extends through December 2013. Lockheed has the right to extend the lease for up to two additional five-year periods. Under the terms of the lease, following a three-month rental abatement period that was fully absorbed in 2008, annualized base rent will be approximately $1,046,000 and is scheduled to increase by approximately $30,000 in January 2011 and January 2012. The annualized base rent in 2013 will be approximately $1,106,000.

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

From time to time, we are party to legal proceedings which arise in the ordinary course of our business. We are not currently involved in any litigation for which the outcome would, in the judgment of the General Partners based on information currently available, have a materially adverse impact on the results of operations or financial condition of the Partnership, nor is management aware of any such litigation threatened against us. For a description of pending litigation involving certain related parties, see “Assertion of Legal Actions Against Related-Parties” in Item 1. of this report.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the limited partners during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR THE PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS.

Summary

As of February 28, 2009, the Partnership had 6,062 outstanding Class A Units held by a total of 171 limited partners and 1,626 outstanding Class B Units held by a total of 42 limited partners. The total number of limited partners has decreased due to the repurchase of certain units since the termination of the offering in 1988. The capital contribution per unit is $250. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will develop. Under the partnership agreement, the General Partners have the right to prohibit transfers of units under certain circumstances.

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

The General Partners of the Partnership recently completed their estimated unit valuations as of December 31, 2008. Utilizing the foregoing methodology, the General Partners have estimated the Partnership’s unit valuations, based upon their estimates of property values as of December 31, 2008, to be approximately $71.38 per Class A Unit and $79.21 per Class B Unit, based upon market conditions existing in early December 2008. These unit values do not reflect the impairment loss that was recognized on the Louis Rose Building in the fourth quarter of 2008, of which approximately $64,000 was allocated to the Partnership (see Item 7 for additional information). These estimates should not be viewed as an accurate reflection of the value of the limited partners’ units, how much limited partners might be able to sell their units for, or the fair market value of the Partnership’s properties, nor do they necessarily represent the amount of net proceeds limited partners would receive if the Partnership’s properties were sold and the proceeds were distributed in a liquidation of the Partnership. There is no established public trading market for the Partnership’s limited partnership units, and it is not anticipated that a public trading market for the units will ever develop. In addition, property values are subject to change and could decline in the future. While, as required by the partnership agreement, the General Partners have obtained an opinion from The David L. Beal Company, an independent appraiser certified by the Member Appraisal Institute, to the effect that such estimates of value were deemed reasonable and were prepared in accordance with appropriate methods for valuing real estate, no actual appraisals were obtained due to the inordinate expense that would be involved in obtaining appraisals for all of the Partnership’s properties.

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

The Partnership has reserved distributions to limited partners since the fourth quarter of 2001 primarily as a result of (i) the vacancy of the Louis Rose Building effective April 30, 2001, (ii) a reduction in cash flows resulting from the sales of Cherokee Commons in 2001, the retail portion of Heritage Place in 2003, Brookwood Grill and the Holcomb Bridge Property in 2004, and the office component of Heritage Place in 2006, and (iii) funding tenant improvements and leasing costs incurred in connection with the 2100 Space Park Drive lease renewals in 2002, 2003, and 2008.

ITEM 6.	SELECTED FINANCIAL DATA.

A summary of the selected financial data as of and for the fiscal years ended December 31, 2008, 2007, 2006, 2005, and 2004 for the Partnership is provided below. The comparability of net income for the periods presented below is impacted by the sale of properties described in Item 2.

	2008	2007	2006	2005	2004
Total assets	$454,240	$613,593	$635,186	$990,558	$1,005,053
Equity in income (loss) of Joint Venture	$(159,353)	$(21,593)	$(30,372)	$(14,495)	$11,533
Net income (loss)	$(159,353)	$(21,593)	$(30,372)	$(14,495)	$12,382
Net income (loss) allocated to Limited Partners:
Class A	$(159,353)	$(21,593)	$(355,246)	$15,722	$(17,961)
Class B	$0	$0	$324,874	$(30,217)	$30,343
Net income (loss) allocated per Limited Partner Unit:
Class A	$(26.29)	$(3.56)	$ (58.60)	$ 2.59	$ (2.96)
Class B	$ 0.00	$ 0.00	$199.80	$(18.58)	$18.66
Operating cash distribution per Limited Partner Unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Distribution of net sale proceeds per Limited Partner Unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$199.88	$ 0.00	$ 0.00

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Selected Financial Data presented in Item 6 and our accompanying financial statements and notes thereto. See also “Cautionary Note Regarding Forward-Looking Statements” preceding Part I of this report and “Risk Factors” in Item 1A. of this report.

Overview

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. Of the six assets in which we originally owned interests, we have sold four assets. The lease with Boeing/Shuttle Division (“Boeing”), the sole tenant at 2100 Space Park Drive, expired on March 31, 2008. On April 24, 2008, Fund II-III Associates entered into a 90-month lease agreement with Hoyer Global (USA), Inc. (“Hoyer”) to occupy approximately 19% of 2100 Space Park Drive. On July 3, 2008, Fund II-III Associates entered into a 63-month lease agreement with Lockheed Martin Corporation (“Lockheed”) to occupy approximately 52% of 2100 Space Park Drive. Our focus at this time involves concentrating on marketing efforts that we believe will ultimately result in the best disposition pricing of our assets for our limited partners.

The General Partners have reserved operating distributions to the limited partners holding Class A Units since the fourth quarter of 2001 and anticipate continuing to reserve operating and net sale proceeds distributions primarily because the Louis Rose Building remains vacant and we will be required to fund our pro rata share of the remaining re-leasing costs and capital improvements at 2100 Space Park Drive. Once the details surrounding the potential sales of the Louis Rose Building and 2100 Space Park Drive become known, the General Partners will evaluate if distributions of net sale proceeds are appropriate.

Property Summary

As we move further into the disposition-and-liquidation phase, we will continue to focus on marketing the remaining properties for sale. In doing so, our attention has shifted to locating suitable buyers and negotiating purchase-sale contracts that will attempt to maximize the total return to our limited partners and minimize contingencies and our post-closing involvement with buyers.

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

•	Brookwood Grill was sold on July 1, 2004.

•	The Holcomb Bridge Property was sold on July 1, 2004.

•	The Louis Rose Building, located in Charlotte, North Carolina, is vacant. On March 20, 2009, we executed an agreement to sell this property.

•	The 2100 Space Park Drive property, located in Houston, Texas, is approximately 71% leased. We are currently marketing this property for sale.

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

As measured by the U.S. gross domestic product (“GDP”), the U.S. economy’s growth decreased at a rate of 6.2% in the fourth quarter of 2008, according to preliminary estimates. For the full year of 2008, GDP increased 1.1% compared to a growth rate of 2.0% in 2007. The major contributors to negative GDP growth in the fourth quarter were decreases in exports, personal consumption expenditures, equipment and software, and residential fixed investment.

Real estate market fundamentals underlying the U.S. office markets deteriorated in 2008, particularly in the fourth quarter as evidenced by a vacancy rate of 14.5% for the fourth quarter compared to 12.6% vacancy a year ago. There was negative net absorption of 22 million square feet in the fourth quarter and negative 44.9 million square feet for the year, which is down from a positive absorption of 51.5 million square feet in 2007. Rents also declined as general economic conditions weakened.

Transaction volume was also down significantly in 2008. The volume of office properties selling for $5 million or more decreased to $54 billion in 2008, a 75% decrease from 2007 numbers. The large pricing gap between buyers and sellers and the lack of financing are generally cited as the major contributors. Average capitalization rates on office acquisitions increased 60 basis points in 2008. Central Business District sales in the fourth quarter were the weakest of the decade totaling only $3 billion, off 82% from fourth quarter 2007.

With mounting corporate layoffs and the uncertain business environment, the office-space market is expected to remain sluggish in 2009. Though the depth of the downturn will vary across markets, every sector and metropolitan area will likely be impacted. Vacancy rates are expected to increase in 2009 with rents continuing their downward trend. Fortunately, though a substantial amount of space will be delivered in 2009, the credit crunch has cut off financing for many speculative office developments. Sales volume could pick up in 2009, especially in the second half of the year. We expect distressed sales to increase; thus, capitalization rates may continue to increase in 2009 as sellers come under more pressure to dispose of assets.

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

Less diversified real estate funds that own fewer properties, such as the Partnership, and those with current vacancies or near-term tenant rollover, such as the Partnership, may face an increasingly challenging leasing environment. Further, residual values may also be negatively impacted since market values are largely dependent upon the value of in-place leases.

From a valuation standpoint, it is generally preferable to either renew an existing tenant lease or re-lease the property prior to marketing it for sale. Generally, buyers will heavily discount their offering prices to compensate for existing or pending vacancies.

Liquidity and Capital Resources

Overview

Our operating strategy entails funding expenditures related to the recurring operations of the Joint Ventures’ properties and the portfolio with operating cash flows, including current and prior period operating distributions received from the Joint Ventures, and assessing the amount of remaining cash flows that will be required to fund known future re-leasing costs and other capital improvements. Any residual operating cash flows are generally considered available for distribution to the limited partners and, unless reserved, are generally paid quarterly. To the extent that operating cash flows are not sufficient to fund our recurring operations, net sale proceeds will be utilized. To the extent that net sale proceeds are not sufficient to fund our recurring operations, the General Partners are pursuing other funding options, which may include deferring the payment of administrative reimbursements and management and leasing fees to Wells Capital and Wells Management, a purchase money mortgage with a potential buyer, and/or infusion of cash by the General Partners. As a result, the ongoing monitoring of our cash position is critical to ensuring that adequate liquidity and capital resources are available. A prolonged economic downturn could adversely impact the ability of one or more of our tenants to honor their lease payments and, consequently, our ability to fund the capital needs of our properties.

Short-Term Liquidity

We did not generate cash flow from operating activities during 2008, as Fund II and Fund II-OW continues to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership as a result of (i) its intention to fund its pro rata share of anticipated re-leasing costs and capital improvements for 2100 Space Park Drive, (ii) absorbing the rental abatement periods associated with the recent leasing activity at 2100 Space Park Drive, and (iii) the remaining vacant space at 2100 Space Park Drive and vacancy of the Louis Rose Building. Accordingly, no operating distributions were paid to limited partners during the year ended December 31, 2008. Future operating distributions to limited partners will be largely dependent upon the amount of cash generated from the Joint Ventures, our expectations of future cash flows, and determination of near-term cash needs to fund our share of tenant re-leasing costs and other capital improvements for properties owned by the Joint Ventures.

During the year ended December 31, 2008, we invested approximately $5,000 in Fund II and Fund II-OW, primarily for the purpose of funding the Partnership’s pro rata share of re-leasing costs and capital improvements at 2100 Space Park Drive.

We believe that the cash on hand, including net proceeds from the sale of properties, may not be sufficient to cover our working capital needs, including funding our pro rata share of the remaining re-leasing costs and capital improvements for 2100 Space Park Drive. Therefore, the General Partners are pursuing other funding options, which may include deferring the payment of administrative reimbursements and management and leasing fees to Wells Capital and Wells Management, a purchase money mortgage with a potential buyer of one or more of our properties, and/or infusion of cash by the General Partners.

Long-Term Liquidity

We expect that our future sources of capital will be primarily derived from net sale proceeds generated from the sale of properties, operating cash flows generated from the Joint Ventures, and the aforementioned funding options being pursued by the General Partners. Our future long-term liquidity requirements will include, but not be limited to, funding our share of tenant improvements, renovations, expansions, and other significant capital improvements necessary for properties owned through the Joint Ventures. Specifically, we anticipate funding our proportionate share of the remaining re-leasing costs and capital improvements at 2100 Space Park Drive. Future cash flows from operating activities will be primarily affected by distributions received from the Joint Ventures, which are dependent upon the net operating income generated by the Joint Ventures’ properties, less reserves for known capital expenditures.

We have encountered difficulties in re-leasing the Louis Rose Building primarily due to the softening of the Charlotte office market and related Northeast submarket of Charlotte following the expiration of the sole tenant’s lease on April 30, 2001. The Northeast submarket of Charlotte continues to present challenges to landlords, primarily due to the contraction of the financial services industry, the availability of office space for lease, and low rental rates and concessions offered to prospective tenants. As of December 31, 2008, the vacancy rate for the Northeast submarket of Charlotte is 24%, compared to the vacancy rate for Charlotte as a whole of 13.2%.

After careful consideration of the impact that market conditions in Charlotte, North Carolina, were having on the value of properties similar to the Louis Rose Building, management concluded that attempting to sell the Louis Rose Building in its current condition would be in the best economic interest of the limited partners. As a result, we intend to continue to market this building for sale.

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

The Joint Ventures incur capital expenditures primarily related to building improvements for the purpose of maintaining the quality of our properties, and tenant improvements for the purpose of readying our properties for re-leasing. As leases expire, we typically attempt to re-lease space to an existing tenant or market the space to prospective new tenants. Generally, tenant improvements funded in connection with lease renewals require less capital than those funded in connection with new leases. However, external conditions, such as the supply of and demand for comparable space available within a given market, drive capital costs as well as rental rates. Any capital or other expenditures not funded from the operations of the Joint Ventures will be required to be funded by the Partnership and the other respective joint venture partners on a pro rata basis. In the event that the Partnership cannot fund its pro rata share of capital or other expenditures, the General Partners will consider other funding options, which may include deferring the payment of administrative reimbursements and management and leasing fees to Wells Capital and Wells Management, a purchase money mortgage with a potential buyer of one or more of our properties, and/or infusion of cash by the General Partners.

Our cash management policy typically includes first utilizing current period operating cash flows until depleted, at which point operating reserves are utilized to fund capital and other required expenditures. In the event that current and prior period accumulated operating cash flows are not sufficient to fund such costs, net sale proceeds reserves would then be utilized. If net sale proceeds reserves are not sufficient to fund such costs, the General Partners will pursue other funding options previously mentioned.

As of December 31, 2008, Fund II and Fund II-OW received, used, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

Property Sold	Total Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to the Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of December 31, 2008	Undistributed Net Sale Proceeds Being Reserved as of December 31, 2008
				Amount	Purpose
Cherokee Commons (sold in 2001)	$8,414,089	2.9%	$239,776	$77,421	• Re-leasing of 2100 Space Park Drive (2002 and 2003) • Funding for Fund I and Fund II Tucker operating expenses (2005)	$162,355	$0

Heritage Place – retail portion (sold in 2003)	$3,207,708	2.6%	81,797	1,332	• Funding for Fund I and Fund II Tucker operating expenses (2005)	80,465	0

Brookwood Grill (sold in 2004)	$2,318,115	3.3%	76,730	28,401	• Funding for Fund I and Fund II Tucker operating expenses (2005) • Capital improvements for 2100 Space Park Drive (2008) • Funding for Fund II and Fund II-OW (2008)	48,329	0

Holcomb Bridge Property (sold in 2004)	$6,889,379	0.8%	53,737	19,886	• Funding for Fund I and Fund II Tucker operating expenses (2005) • Capital improvements for 2100 Space Park Drive (2008) • Funding for Fund II and Fund II-OW (2008)	33,851	0

Heritage Place office portion (sold in 2006)	$4,028,043	2.6%	102,715	17,560	• Capital improvements for 2100 Space Park Drive (2008) • Funding for Fund II and Fund II-OW (2008)	0	85,155

Total			$554,755	$144,600		$325,000	$85,155

Upon evaluating the capital needs of our properties in which we currently hold an interest, our General Partners have determined to reserve net sale proceeds of approximately $85,000 to fund our pro rata share of anticipated re-leasing costs and capital improvements at 2100 Space Park Drive. Accordingly, the net sale proceeds listed above will continue to be held in reserve by Fund II and Fund II-OW.

Results of Operations

Comparison of the year ended December 31, 2008 vs. the year ended December 31, 2007

Equity in loss of Fund II and Fund II-OW was $159,353 and $21,593 for the years ended December 31, 2008 and 2007, respectively. This increase in loss is primarily attributable to (i) impairment losses recognized by Fund II and Fund II-OW related to the Louis Rose Building in 2008, of which approximately $113,000 was allocated to the Partnership, (ii) incurring clean-up costs at the 2100 Space Park Drive property as a result of Hurricane Ike, and (iii) a decrease in rental income at 2100 Space Park Drive as a result of the Boeing lease expiration in March 2008.

We believe that equity in loss of Fund II and Fund II-OW will be lower in future periods as a result of incurring impairment losses on the Louis Rose Building, of which approximately $113,000 was allocated to the Partnership in 2008.

Comparison of the year ended December 31, 2007 vs. the year ended December 31, 2006

Equity in loss of Fund II and Fund II-OW was $21,593 and $30,372 for the years ended December 31, 2007 and 2006, respectively. The decrease in loss was primarily attributable to (i) an impairment loss recognized by Fund I and Fund II Tucker in the first quarter of 2006, (ii) Fund II-III Associates recognizing lease termination expense in the fourth quarter of 2006 as a result of Boeing exercising an option to reduce square footage effective in the third quarter of 2007, (iii) lease termination income earned by Fund II-III Associates resulting from Boeing’s early lease termination in the third quarter of 2007, partially offset by (iv) a decrease in operating income earned by Fund II-III Associates as a result of the early lease termination at 2100 Space Park Drive, and (v) a decline in interest income due to a decrease in the average net sale proceeds held during the respective periods as a result of the November 2006 distribution.

Inflation

We are exposed to inflation risk, as income from our leases are the primary source of our cash flows from operations. There are typically provisions in our tenants’ leases that are intended to help protect us from the impact of inflation. These provisions typically include rent steps, reimbursement billings for operating expense pass-through charges, real estate tax and insurance reimbursements on a per-square-foot basis, or in some cases, annual reimbursement of operating expenses above a certain per-square-foot allowance. However, our leases may not readjust the reimbursement rates frequently enough to cover inflation.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of the real estate assets in which we have an ownership interest through investments in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, we assess the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, do not exceed the respective assets’ carrying values, we adjust the real estate assets to the respective estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, and recognize an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. In the first quarter of 2006, Fund I and Fund II Tucker recorded an impairment loss for the office component of Heritage Place of approximately $795,000, of which approximately $20,000 was allocated to the Partnership in order to reduce the carrying value of the property to its fair value, less costs to sell, as a result of a change in management’s intended holding period for this asset. In the second quarter of 2008, Fund II and Fund II-OW recorded an impairment loss on the Louis Rose Building of approximately $931,000 (approximately $49,000 of which was allocated to the Partnership) in order to reduce the carrying value of the property to its estimated fair value prompted by management’s decision to refine its strategy for disposing of the building. In the fourth quarter of 2008, Fund II and Fund II-OW recorded an additional impairment loss on the Louis Rose Building of approximately $1,205,000 (approximately $64,000 of which was allocated to the Partnership) in order to reduce the carrying value of the property to a revised estimate of its fair value estimated based on an executed contract to sell the property for $2,122,000, less estimated selling costs.

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

Potential Tax Impact for Limited Partners Holding Class B Units – American Jobs Creation Act of 2004

The American Jobs Creation Act of 2004 added Section 470 to the Internal Revenue Code, which initially provided for certain limitations on the utilization of losses by investors that are attributable to leased property owned by a partnership having both taxable and tax-exempt partners such as the Partnership. If the limitations of Section 470 were applicable to the Partnership, passive losses allocable to limited partners holding Class B Units could only be utilized to offset passive income generated from the same property or potentially from properties owned by the Partnership. However, following the enactment of Section 470, the IRS issued a series of announcements applicable to taxable years 2004, 2005, and 2006, which had the effect of delaying the applicability of Section 470 to partnerships based solely on the fact that a partnership had both taxable and tax-exempt partners. In addition, Section 403(ff) of the Gulf Opportunity Zone Act of 2005 amended the effective date provisions of Section 470 to provide that, in the case of leased property treated as tax-exempt use property by reason of its being owned by a partnership having both taxable and tax-exempt partners, Section 470 applies only to property acquired after March 12, 2004. Further, in December 2007, the Tax Technical Corrections Act of 2007 (the “2007 Technical Corrections Act”) was enacted. Section 407(c) of the 2007 Technical Corrections Act amended Section 470 to exempt partnerships having both taxable and tax-exempt partners from the application of Section 470 (with a limited exception applicable only to partnerships which could be reclassified as “leases” under the facts and circumstance of the transaction). These provisions of the 2007 Technical Corrections Act are effective as if they were included in the American Jobs Creation Act initially. Since the Partnership acquired all of its properties prior to March 12, 2004, and is not expected to acquire interests in any additional properties in the future, and as a result of the 2007 Technical Corrections Act, we do not believe that the provisions of Section 470 should apply to limit the utilization of losses attributable to the properties owned by the Partnership in any year.

Subsequent Event

Louis Rose Building Sale Contract

On March 20, 2009, Fund II and Fund II-OW entered into a contract to sell the Louis Rose Building to an unrelated third party for $2,122,000. If the transaction progresses, the Partnership believes that it is likely to close in the second quarter of 2009; however, there are no assurances that this sale will be completed.

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

There were no disagreements with the Partnership’s independent public accountants during the years ended December 31, 2008 and 2007.

ITEM 9A(T).	CONTROL AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of management of Wells Capital, one of our General Partners, including the Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Rule 13a-15(b) of the Securities Exchange Act of 1934 as of December 31, 2008. Based upon that evaluation, which was completed as of the end of the period covered by this Form 10-K, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at December 31, 2008 in providing a reasonable level of assurance that the information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms, including providing a reasonable level of assurance that the information required to be disclosed by us in such reports is accumulated and communicated to our management, including our Principal Executive Officer and our Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting at December 31, 2008. To make this assessment, we used the criteria for effective internal control over financial reporting described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management believes that our system of internal control over financial reporting met those criteria, and therefore our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

For the quarter ended December 31, 2008, all items required to be disclosed under Form 8-K were reported under Form 8-K.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT’S GENERAL PARTNERS.

Wells Capital

Wells Capital, our corporate general partner, was formed in April 1984. The executive offices of Wells Capital are located at 6200 The Corners Parkway, Norcross, Georgia 30092. Leo F. Wells, III is the sole Director and the President of Wells Capital. Wells Capital was organized under the Georgia Business Corporation Code, and is primarily in the business of serving as general partner or as an affiliate of the general partner in affiliated public limited partnerships (“Wells Real Estate Funds”). Wells Capital or its affiliates serves as the advisor to the Wells Real Estate Investment Trust II, Inc. and Wells Timberland REIT, Inc. (collectively, “Wells REITs”), each of which are Maryland corporations. Wells Real Estate Investment Trust II, Inc. qualifies as a real estate investment trust for tax purposes, and Wells Timberland REIT, Inc. intends to qualify as a real estate investment trust. In these capacities, Wells Capital performs certain services for Wells Real Estate Funds and the Wells REITs, including presenting, structuring, and acquiring real estate investment opportunities; entering into leases and service contracts on acquired properties; arranging for and completing the disposition of properties; and providing other services such as accounting and administrative functions. Wells Capital is a wholly owned subsidiary of WREF, of which Leo F. Wells, III is the sole stockholder.

Leo F. Wells, III

Mr. Wells, 65, who serves as one of our General Partners, is the president, treasurer, and sole director of Wells Capital, which is our corporate general partner. He is also the sole stockholder, president, and sole director of WREF, the parent corporation of Wells Capital, Wells Management, Wells Investment Securities, Inc. (“WIS”), and Wells & Associates, Inc., a real estate brokerage and investment company formed in 1976 and incorporated in 1978, for which Mr. Wells serves as principal broker. He is also the president, treasurer, and sole director of:

•	Wells Management, our property manager;

•	Wells Asset Management, Inc.;

•	Wells & Associates, Inc.; and

•	Wells Development Corporation, a company he organized in 1997 to develop real properties.

Mr. Wells is the president and a director of Wells Real Estate Investment Trust II, Inc., which is a Maryland corporation that currently qualifies as a real estate investment trust for tax purposes. He is also the president of Wells Timberland REIT, Inc., which is a Maryland corporation that intends to qualify as a real estate investment trust. Mr. Wells is the president and chairman of Wells Total Return REIT, Inc.

Mr. Wells was a real estate salesman and property manager from 1970 to 1973 for Roy D. Warren & Company, an Atlanta-based real estate company, and he was associated from 1973 to 1976 with Sax Gaskin Real Estate Company. From 1980 to February 1985 he served as Vice President of Hill-Johnson, Inc., a Georgia corporation engaged in the construction business. Mr. Wells holds a Bachelor of Business Administration degree in economics from the University of Georgia. Mr. Wells is an inaugural sponsor of the Financial Services Institute.

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

Financial Oversight Committee

The Partnership does not have a board of directors or an audit committee. Accordingly, as our corporate general partner, Wells Capital has established a Financial Oversight Committee consisting of Douglas P. Williams, as the Principal Financial Officer; Randall D. Fretz, as the Senior Vice President of our corporate general partner; and Kevin Race, as Chief of Financial Strategy. The Financial Oversight Committee serves the equivalent function of an audit committee for, among others, the following purposes: appointment, compensation, review, and oversight of the work of our independent registered public accountants, and establishing and enforcing the code of ethics. However, since neither the Partnership nor its corporate general partner has an audit committee and the Financial Oversight Committee is not independent of the Partnership or the General Partners, we do not have an “audit committee financial expert.”

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

See Item 13, “Certain Relationships and Related Transactions,” for a description of the fees incurred by the Partnership payable to affiliates of the General Partners during the year ended December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)	No limited partner owns beneficially more than 5% of any class of the outstanding units of the Partnership.

(b)	Set forth below is the security ownership of management as of February 28, 2009:

Leo F. Wells, III does not own any Class A or Class B Units in Wells Real Estate Fund II-OW as of February 28, 2009.

The	General Partners did not receive any distributions of operating cash flow or net sale proceeds in 2008.

(c)	No arrangements exist which would, upon implementation, result in a change in control of the Partnership.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The compensation and fees we pay to our General Partners or their affiliates in connection with our operations are as follows:

Interest in Partnership Cash Flow and Net Sale Proceeds

The General Partners are entitled to receive a subordinated participation in distributions from cash available for distribution equal to 10% of the total distribution for such year payable only after the limited partners each receive distributions from cash available for distribution equal to 8% of their adjusted capital accounts in each fiscal year. In addition, after the limited partners receive their distributions equal to 8% of their adjusted capital contributions and the General Partners receive their distributions equal to 10% of the total distributions for such year, the General Partners will receive a participation of 10% of the additional distributions from cash available for distribution, 9% of which shall be paid to the General Partners as a partnership management fee. The General Partners are also entitled to receive a subordinated participation in net sale proceeds and net financing proceeds equal to 15% of the residual proceeds available for distribution after the limited partners have received a return of their adjusted capital contributions plus a 12% cumulative return on their adjusted capital contributions. The General Partners did not receive any distributions of net cash from operations or net sale proceeds for the year ended December 31, 2008.

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management, an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Fund II and Fund II-OW equal to (a) 3% for management services and 3% leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties that are leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid the Joint Ventures and, accordingly, are included in equity in loss of Fund II and Fund II-OW in the accompanying statement of operations. Our share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $970, $3,728, and $4,387 for the years ended December 31, 2008, 2007, and 2006, respectively.

For the three months ended December 31, 2008, Wells Management elected to defer the receipt of management and leasing fees due from the Partnership through its interests in the Joint Ventures. As of December 31, 2008, the Partnership owed aggregate management and leasing fees, through its interests in the Joint Ventures, to Wells Management of approximately $250, which is due from Fund II-III Associates and, accordingly, is included in investment in Fund II and Fund II-OW in the accompanying balance sheets.

Administrative Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs recorded by Fund II and Fund II-OW payable to Wells Capital and Wells Management is $8,756, $10,295, and $8,079 for the years ended December 31, 2008, 2007, and 2006, respectively.

For the three months ended December 31, 2008, Wells Management and Wells Capital elected to defer the receipt of administrative reimbursements due from the Partnership through its interest in Fund II and Fund II-OW. As of December 31, 2008, the Partnership owed aggregate administrative reimbursements to Wells Management and Wells Capital of approximately $1,600, which is due from Fund II and Fund II-OW and, accordingly, is included in Investment in Fund II and Fund II-OW in the accompanying balance sheets.

Real Estate Commissions

In connection with the sale of our properties, the General Partners or their affiliates may receive commissions not exceeding the lesser of (a) 50% of the commissions customarily charged by other brokers in arm’s-length transactions involving comparable properties in the same geographic area or (b) 3% of the gross sales price of the property, and provided that payments of such commissions will be made only after limited partners have received prior distributions totaling 100% of their capital contributions plus a 6% cumulative return on their adjusted capital contributions. No real estate commissions were paid to the General Partners or their affiliates for the years ended December 31, 2008, 2007, or 2006.

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

Fees Paid to the Independent Registered Public Accountants

Frazier & Deeter, LLC serves as our independent registered public accountants and has provided audit services since September 22, 2006. All such fees are recognized in the period to which the services relate. A portion of such fees is allocated to the joint ventures in which the Partnership invests. The aggregate fees billed to the Partnership for professional accounting services by Frazier & Deeter, LLC, including the audit of the Partnership’s annual financial statements, are recorded by Fund II and Fund II-OW. The Partnership’s share of such fees for the fiscal years ended December 31, 2008 and 2007 are set forth in the table below.

	Frazier & Deeter, LLC
	2008	2007
Audit Fees	$3,060	$2,520
Audit-Related Fees	0	0
Tax Fees	0	0
Other Fees	0	0

Total	$3,060	$2,520

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

During the fiscal years ended December 31, 2008 and 2007, 100% of the services performed by Frazier & Deeter, LLC described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “Other Fees” were approved in advance by a member of the Financial Oversight Committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1.	The financial statements are contained on pages F-2 through F-43 of this Annual Report on Form 10-K, and the list of the financial statements contained herein is set forth on page F-1, which is hereby incorporated by reference.

(b)	The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	See (a) 1 above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II-OW
(Registrant)

	By:	WELLS CAPITAL, INC.
(Corporate General Partner)

March 23, 2009		/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

March 23, 2009		/s/ DOUGLAS P. WILLIAMS
Douglas P. Williams Principal Financial Officer of Wells Capital, Inc.

WELLS REAL ESTATE FUND II-OW

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Wells Real Estate Fund II-OW

We have audited the accompanying balance sheets of Wells Real Estate Fund II-OW (the “Partnership”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wells Real Estate Fund II-OW as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

WELLS REAL ESTATE FUND II-OW

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Investment in Fund II and Fund II-OW	$442,566	$416,446
Due from Fund II and Fund II-OW	11,480	191,963
Cash and cash equivalents	194	5,184

Total assets	$454,240	$613,593

LIABILITIES AND PARTNERS’ CAPITAL

Commitments and contingencies

Partners’ capital:
Limited partners:
Class A – 6,062 units issued and outstanding	$454,240	$613,593
Class B – 1,626 units issued and outstanding	0	0
General partners	0	0

Total partners’ capital	454,240	613,593

Total liabilities and partners’ capital	$454,240	$613,593

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006

EQUITY IN LOSS OF FUND II AND FUND II-OW	$(159,353)	$(21,593)	$(30,372)

NET LOSS	$(159,353)	$(21,593)	$(30,372)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(159,353)	$(21,593)	$(355,246)

CLASS B	$0	$0	$324,874

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$(26.29)	$(3.56)	$ (58.60)

CLASS B	$ 0.00	$ 0.00	$199.80

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2005	6,062	$990,432	1,626	$126	$0	$990,558

Net income (loss)	0	(355,246)	0	324,874	0	(30,372)
Distributions of net sale proceeds ($0.00 and $199.88 per Class A Unit and Class B Unit, respectively)	0	0	0	(325,000)	0	(325,000)

BALANCE, December 31, 2006	6,062	635,186	1,626	0	0	635,186

Net loss	0	(21,593)	0	0	0	(21,593)

BALANCE, December 31, 2007	6,062	613,593	1,626	0	0	613,593

Net loss	0	(159,353)	0	0	0	(159,353)

BALANCE, December 31, 2008	6,062	$454,240	1,626	$0	$0	$454,240

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(159,353)	$(21,593)	$(30,372)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	159,353	21,593	30,372

Net cash provided by operating activities	0	0	0

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Fund II and Fund II-OW	(4,990)	0	0
Net sale proceeds received from joint ventures	0	0	325,000

Net cash (used in) provided by investing activities	(4,990)	0	325,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to limited partners	0	0	(325,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,990)	0	0

CASH AND CASH EQUIVALENTS, beginning of year	5,184	5,184	5,184

CASH AND CASH EQUIVALENTS, end of year	$194	$5,184	$5,184

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Contribution to Fund II and Fund II-OW and reduction in Due from Fund II and Fund II-OW	$180,481	$0	$0

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

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

Joint Venture	Joint Venture Partners	Properties
Fund II and Fund II-OW	• Wells Real Estate Fund II • Wells Real Estate Fund II-OW	1. Louis Rose Building A two-story office building located in Charlotte, North Carolina
Fund I and Fund II Tucker(1)	• Wells Real Estate Fund I • Fund II and Fund II-OW	2. Heritage Place(1) A retail and commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	3. 2100 Space Park Drive (formerly known as “Boeing at the Atrium”) A four-story office building located in Houston, Texas
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)(2)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	No properties were owned by this joint venture during the periods presented.

(1)

The retail component of this property (approximately 30%) was sold in April 2003, and the remaining office component of this property was sold in May 2006. Fund I and Fund II Tucker was liquidated and dissolved in 2008.

(2)	Fund II-III-VI-VII Associates was liquidated and dissolved in 2006.

Wells Real Estate Fund II and Wells Real Estate Fund III, L.P. are affiliated with the Partnership through one or more common general partners. Wells Real Estate Fund I, Wells Real Estate Fund VI, L.P. and Wells Real Estate Fund VII, L.P. were affiliated with the Partnership through one or more common general partners prior to their dissolution. Each of the properties described above was acquired on an all-cash basis.

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

Investment in Fund II and Fund II-OW

The Partnership has evaluated the Joint Ventures and concluded that none are variable-interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“ARB No. 51”). The Partnership does not have control over the operations of Fund II and Fund II-OW; however, it does exercise significant influence. Approval by the Partnership as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position (“SOP”) No. 78-9, Accounting for Investments In Real Estate Ventures, the Partnership accounts for its investments in Fund II and Fund II-OW using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to the Partnership. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale do not exceed the respective asset carrying value, management adjusts the real estate assets to the respective estimated fair values, pursuant to the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Partnership beginning January 1, 2008. The Partnership has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Partnership beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Partnership beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Partnership’s financial statements to date; however, the Partnership is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	INVESTMENT IN FUND II AND FUND II-OW

Impairment of Real Estate Assets

The Louis Rose Building was purchased in May 1988 and has remained vacant since April 30, 2001. After careful consideration of the impact that market conditions in Charlotte, North Carolina were having on the value of properties similar to the Louis Rose Building, management concluded that pursuing a strategy to sell the Louis Rose Building in its current condition would be in the best economic interests of the limited partners. In the second quarter of 2008, Fund II and Fund II-OW entered into a contract to sell the Louis Rose Building for a sale price of $3,476,000 and reduced the carrying value of the Louis Rose Building to this amount, less estimated costs to sell. Fund II and Fund II-OW recognized a corresponding impairment loss of $931,000 (approximately $49,000 of which was allocated to the Partnership) in the second quarter of 2008. In the third quarter of 2008, the contract to sell the Louis Rose Building was terminated by the prospective buyer as a result of the prospective buyer’s inability to secure third-party financing. On March 20, 2009, Fund II and Fund II-OW entered into another contract to sell the Louis Rose Building for $2,122,000. As a result, Fund II and Fund II-OW reevaluated the recoverability of the carrying value of the Louis Rose Building as of December 31, 2008, and recorded an additional impairment loss of approximately $1,205,000 (approximately $64,000 of which was allocated to the Partnership) in the fourth quarter of 2008 in order to reduce the carrying value of the property to a revised estimate of its fair value based on this contract, less estimated costs to sell the property.

Summary of Investments

The Partnership’s investment and approximate ownership percentage in Fund II and Fund II-OW as of December 31, 2008 and 2007 are summarized below:

	2008		2007
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund II and Fund II-OW	$442,566	5%	$416,446	5%

Fund II and Fund II-OW’s investment and approximate ownership percentages in Fund II-III Associates as of December 31, 2008 and 2007, are summarized below:

	2008		2007
	Amount	Approximate Percentage	Amount	Approximate Percentage
Fund II-III Associates	$4,998,521	63%	$3,621,339	63%

Summary of Activities

Roll-forwards of the Partnership’s investment in Fund II and Fund II-OW for the years ended December 31, 2008 and 2007, are presented below:

	2008	2007
Investment in Fund II and Fund II-OW, beginning of year	$416,446	$442,125
Equity in loss of Fund II and Fund II-OW	(159,353)	(21,593)
Contribution to Fund II and Fund II-OW	185,473	0
Distributions from Fund II and Fund II-OW	0	(4,086)

Investment in Fund II and Fund II-OW, end of year	$442,566	$416,446

Roll-forwards of the Fund II and Fund II-OW’s investment in joint ventures for the years ended December 31, 2008 and 2007 are presented below:

	2008	2007
Investment in joint ventures, beginning of year	$3,621,339	$4,005,310
Equity in income (loss) of joint ventures	(250,387)	182,460
Contribution to joint ventures	1,737,460	2,760
Distributions from joint ventures	(109,891)	(569,191)

Investment in joint ventures, end of year	$4,998,521	$3,621,339

Summary of Financial Information

Condensed financial information for Fund II and Fund II-OW as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006, is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2008	2007	2008	2007	2008	2007
Fund II and Fund II-OW	$8,428,574	$11,360,370	$96,901	$3,520,399	$8,331,853	$7,839,971

	Total Revenues			Net Loss
	For the Years Ended December 31,			For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006
Fund II and Fund II-OW	$75,621	$172,029	$367,395	$(3,001,000)	$(406,651)	$(571,996)

Impairment of Real Estate Assets

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

Condensed financial information for the joint ventures in which the Partnership held interests through its equity interest in Fund II and Fund II-OW as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2008	2007	2008	2007	2008	2007
Fund II-III Associates	$9,029,385	$6,116,957	$1,189,533	$436,342	$7,839,852	$5,680,615

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,			For the Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Fund I and Fund II Tucker	$0	$0	$2,301	$0	$(2,263)	$(31,062)	$0	$(1,899)	$(823,861)	$0	$(4,162)	$(854,923)
Fund II-III Associates	845,410	1,843,002	1,850,141	(400,524)	286,254	201,921	7,999	3,121	4,349	(392,525)	289,375	206,270

	$845,410	$1,843,002	$1,852,442	$(400,524)	$283,991	$170,859	$7,999	$1,222	$(819,512)	$(392,525)	$285,213	$(648,653)

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007			For the Year Ended December 31, 2006
	Operating Income	Gain (Loss) on Sale	Total	Operating Income (Loss)	Gain (Loss) on Sale	Total	Operating Income (Loss)	Impairment Loss	Loss on Sale	Total
Fund I and Fund II Tucker	$0	$0	$0	$(1,899)	$0	$(1,899)	$(18,876)	$(794,812)	$(10,173)	$(823,861)
Fund II-III Associates	7,999	0	7,999	3,121	0	3,121	4,349	0	0	4,349

	$7,999	$0	$7,999	$1,222	$0	$ 1,222	$(14,527)	$(794,812)	$(10,173)	$(819,512)

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Fund II and Fund II-OW equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties leased on a long-term net basis (10 or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures that are payable to Wells Management is $970, $3,728, and $4,387 for the years ended December 31, 2008, 2007, and 2006, respectively.

For the three months ended December 31, 2008, Wells Management elected to defer the receipt of management and leasing fees due from the Partnership through its interests in the Joint Ventures. As of December 31, 2008, the Partnership owed aggregate management and leasing fees, through its interests in the Joint Ventures, to Wells Management of approximately $250, which is due from Fund II-III Associates and, accordingly, is included in investment in Fund II and Fund II-OW in the accompanying balance sheets.

Administrative Reimbursements

Wells Capital, one of the General Partners, and Wells Management perform certain administrative services for the Partnership, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs recorded by Fund II and Fund II-OW is $8,756, $10,295, and $8,079 payable to Wells Capital and Wells Management for the years ended December 31, 2008, 2007, and 2006, respectively.

For the three months ended December 31, 2008, Wells Management and Wells Capital elected to defer the receipt of administrative reimbursements due from the Partnership through its interest in Fund II and

Fund II-OW. As of December 31, 2008, the Partnership owed aggregate administrative reimbursements to Wells Management and Wells Capital of approximately $1,600, which is due from Fund II and Fund II-OW and, accordingly, is included in Investment in Fund II and Fund II-OW in the accompanying balance sheets.

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

A reconciliation of the Partnership’s financial statement net loss to net loss presented in accordance with the federal income tax basis of accounting is as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Financial statement net loss	$(159,353)	$(21,593)	$(30,372)
Adjustments in net loss resulting from:
Amortization expense for financial reporting purposes less than amounts for income tax purposes	0	0	(126)
Bad debt (recoveries) expenses for financial reporting purposes in excess of amounts of income tax purposes	(346)	(620)	147
Depreciation expense for financial reporting purposes greater than amounts for income tax purposes	(6,546)	23	907
Rental income for financial reporting purposes (greater than) less than amounts for income tax purposes	(13,583)	6,469	(1,646)
Gains on sale of properties for financial reporting purposes in excess of amounts for income tax purposes	0	0	(48,226)
Impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	113,397	0	20,268
Other (includes meals and entertainment)	(8,089)	(2,927)	3,522

Income tax basis net loss	$(74,520)	$(18,648)	$(55,526)

A reconciliation of the partners’ capital balances, as presented in the accompanying financial statements, to partners’ capital balances, as presented in accordance with the federal income tax basis of accounting, is as follows for the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006
Financial statement partners’ capital	$454,240	$613,593	$635,186
Increase (decrease) in partners’ capital resulting from:
Accumulated amortization expense for financial reporting purposes in excess of amounts for income tax purposes	118	118	118
Accumulated bad debt expense, net, for financial reporting purposes in excess of amounts for income tax purposes	4,050	4,396	5,016
Accumulated depreciation expense for financial reporting purposes in excess of amounts for income tax purposes	260,656	267,202	267,179
Joint venture change in ownership	(1,427)	(1,427)	(1,427)
Accumulated expenses deductible when paid for income tax purposes less than amounts accrued for financial reporting purposes	12,964	12,964	12,964
Accumulated rental income accrued for financial reporting (greater than) less than amounts for income tax purposes	(689)	12,894	6,425
Accumulated gains on sale of properties for financial reporting purposes greater than amounts for income tax purposes	(112,473)	(112,473)	(112,473)
Accumulated impairment losses taken for financial reporting purposes in excess of amounts for income tax purposes	133,665	20,268	20,268
Section 734 Adjustment – Class B Partners’ step-up in basis	231,457	231,457	231,457
Other (includes meals and entertainment)	(13,052)	(4,963)	(2,036)

Income tax basis partners’ capital	$969,509	$1,044,029	$1,062,677

7.	QUARTERLY RESULTS (UNAUDITED)

Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2008 and 2007:

	2008 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in loss of Fund II and Fund II-OW	$(8,608)	$(63,154)	$(16,952)	$(70,639)
Net loss	$(8,608)	$(63,154)	$(16,952)	$(70,639)
Net loss allocated to limited partners:
Class A	$(8,608)	$(63,154)	$(16,952)	$(70,639)
Class B	$ 0	$ 0	$ 0	$ 0
Net loss per limited partner unit outstanding:
Class A	$(1.42)	$(10.42)	$(2.80)	$(11.65)
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Net sales proceeds distributions per limited partner unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

	2007 Quarters Ended
	March 31	June 30	September 30	December 31
Equity in loss of Fund II and Fund II-OW	$(3,023)	$(5,515)	$(4,192)	$(8,863)
Net loss	$(3,023)	$(5,515)	$(4,192)	$(8,863)
Net income (loss) allocated to limited partners:
Class A	$(3,023)	$(5,515)	$(4,192)	$(8,863)
Class B	$ 0	$ 0	$ 0	$ 0
Net income (loss) per limited partner unit outstanding:
Class A	$(0.50)	$(0.91)	$(0.69)	$(1.46)
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Net sales proceeds distributions per limited partner unit:
Class A	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Class B	$ 0.00	$ 0.00	$ 0.00	$ 0.00

8.	SUBSEQUENT EVENT

Louis Rose Building Sale Contract

On March 20, 2009, Fund II and Fund II-OW entered into a contract to sell the Louis Rose Building to an unrelated third party for $2,122,000. If the transaction progresses, the Partnership believes that it is likely to close in the second quarter of 2009; however, there are no assurances that this sale will be completed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund II-OW:

We have audited the accompanying balance sheets of Fund II and Fund II-OW (the “Joint Venture”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund II-OW as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

FUND II AND FUND II-OW

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Real estate assets, at cost:
Land	$849,111	$1,367,856
Building and improvements, less accumulated depreciation of $5,199,468 and $5,085,677 at December 31, 2008 and 2007, respectively	1,122,889	2,853,475

Total real estate assets	1,972,000	4,221,331

Investment in joint ventures	4,998,521	3,621,339
Cash and cash equivalents	1,454,360	3,465,973
Due from joint ventures	0	35,153
Other assets	3,873	16,574

Total assets	$8,428,754	$11,360,370

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Accounts payable and accrued expenses	$54,819	$46,451
Accrued capital expenditures	0	48,238
Due to affiliates	30,602	15,348
Partnership distributions payable	11,480	3,410,362

Total liabilities	96,901	3,520,399

Partners’ capital:
Wells Real Estate Fund II	7,889,287	7,423,525
Wells Real Estate Fund II-OW	442,566	416,446

Total partners’ capital	8,331,853	7,839,971

Total liabilities and partners’ capital	$8,428,754	$11,360,370

See accompanying notes.

FUND II AND FUND II-OW

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
REVENUES:
Interest income and other income	$75,621	$172,029	$367,395

EXPENSES:
Property operating costs	185,380	235,240	183,856
Management and leasing fees	13,296	13,428	11,000
Depreciation	113,791	139,411	134,745
Impairment loss	2,135,540	0	0
General and administrative	378,227	373,061	330,116

Total expenses	2,826,234	761,140	659,717

EQUITY IN INCOME (LOSS) OF JOINT VENTURES	(250,387)	182,460	(279,674)

NET LOSS	$(3,001,000)	$(406,651)	$(571,996)

See accompanying notes.

FUND II AND FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	Wells Real Estate Fund II	Wells Real Estate Fund II-OW	Total Partners’ Capital
Balance, December 31, 2005	$10,578,879	$593,240	$11,172,119

Net loss	(541,623)	(30,373)	(571,996)
Partnership distributions	(2,155,844)	(120,743)	(2,276,587)

Balance, December 31, 2006	7,881,412	442,124	8,323,536

Net loss	(385,058)	(21,593)	(406,651)
Partnership distributions	(72,829)	(4,085)	(76,914)

Balance, December 31, 2007	7,423,525	416,446	7,839,971

Net loss	(2,841,648)	(159,352)	(3,001,000)
Partnership contributions	3,307,410	185,472	3,492,882

Balance, December 31, 2008	$7,889,287	$442,566	$8,331,853

See accompanying notes.

FUND II AND FUND II-OW

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,001,000)	$(406,651)	$(571,996)
Operating distributions received from joint ventures	145,044	696,588	514,973
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in (income) loss of joint ventures	250,387	(182,460)	279,674
Impairment loss	2,135,540	0	0
Depreciation	113,791	139,411	134,745
Changes in assets and liabilities:
Decrease (increase) in other assets	12,701	(201)	(14,440)
Increase (decrease) in accounts payable and accrued expenses	8,368	(6,593)	22,840
Increase (decrease) in due to affiliates	15,254	2,870	(5,495)

Net cash (used in) provided by operating activities	(319,915)	242,964	360,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale proceeds received from joint ventures	0	0	1,937,086
Investment in real estate assets	(48,238)	(18,799)	(92,349)
Investment in joint ventures	(1,737,460)	(4,809)	(41,863)

Net cash (used in) provided by investing activities	(1,785,698)	(23,608)	1,802,874

CASH FLOWS FROM FINANCING ACTIVITIES:
Net sale proceeds distributions paid to joint venture partners	0	0	(6,325,000)
Contributions from joint venture partners	94,000	0	0

Net cash provided by (used in) financing activities	94,000	0	(6,325,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,011,613)	219,356	(4,161,825)

CASH AND CASH EQUIVALENTS, beginning of year	3,465,973	3,246,617	7,408,442

CASH AND CASH EQUIVALENTS, end of year	$1,454,360	$3,465,973	$3,246,617

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Due from joint ventures	$0	$35,153	$162,550

Due to joint ventures	$0	$0	$2,049

Partnership distributions payable	$0	$76,914	$2,276,587

Contributions from joint venture partners and reduction of Partnership distributions payable	$3,398,882	$0	$0

Accrued capital expenditures	$0	$48,238	$25,217

See accompanying notes.

FUND II AND FUND II-OW

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

1.	ORGANIZATION AND BUSINESS

In March 1988, Wells Real Estate Fund II and Wells Real Estate Fund II-OW entered into a joint venture organized as a Georgia general partnership to create Fund II and Fund II-OW. The general partners of Wells Real Estate Fund II and Wells Real Estate Fund II-OW are Leo F. Wells, III and Wells Capital, Inc. (“Wells Capital”).

Fund II and Fund II-OW was formed to acquire, operate, and sell commercial real properties, including properties to be developed, currently under development or construction, newly constructed or having operating histories. During the periods presented, Fund II and Fund II-OW owned 100% of the Louis Rose Building, a two-story office building located in Charlotte, North Carolina.

Additionally, Fund II and Fund II-OW owned interests in the following properties and joint ventures (the “Joint Ventures”):

Joint Venture	Joint Venture Partners	Properties
Fund I and Fund II Tucker(1)	• Wells Real Estate Fund I • Fund II and Fund II-OW	1. Heritage Place(1) A retail and commercial office complex located in Tucker, Georgia
Fund II and Fund III Associates (“Fund II-III Associates”)	• Fund II and Fund II-OW • Wells Real Estate Fund III, L.P.	2. 2100 Space Park Drive (formerly known as “Boeing at the Atrium”) A four-story office building located in Houston, Texas 3. Brookwood Grill(2) A restaurant located in Roswell, Georgia
Fund II, III, VI and VII Associates (“Fund II-III-VI-VII Associates”)(3)	• Fund II-III Associates • Wells Real Estate Fund VI, L.P. • Wells Real Estate Fund VII, L.P.	No properties owned during periods presented.

(1)

The retail component of this property (approximately 30%) was sold in April 2003, and the remaining office component of this property was sold in May 2006. Fund I and Fund II Tucker was liquidated and dissolved in 2008.

(2)	This property was sold in July 2004.

(3)	Fund II-III-VI-VII Associates was liquidated and dissolved in 2006.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. Fund II and Fund II-OW considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

Fund II and Fund II-OW’s real estate assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by Fund II and Fund II-OW may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of Fund II and Fund II-OW’s real estate assets and net income.

The Louis Rose Building was purchased in May 1988 and has remained vacant since April 30, 2001. After careful consideration of the impact that market conditions in Charlotte, North Carolina were having on the value of properties similar to the Louis Rose Building, management concluded that selling the Louis Rose Building in its current condition would be in the best economic interests of the limited partners. Fund II and Fund II-OW entered into a contract to sell the Louis Rose Building for a sale price of $3,476,000 and reduced the carrying value of the Louis Rose Building to this amount, less estimated costs to sell, as of June 30, 2008. Fund II and Fund II-OW recognized a corresponding impairment loss of $931,000 in the second quarter of 2008. In the third quarter of 2008, the contract to sell the Louis Rose Building was terminated by the prospective buyer as a result of the prospective buyer’s inability to secure third-party financing. On March 20, 2009, Fund II and Fund II-OW entered into another contract to sell the Louis Rose Building for $2,122,000. As a result, Fund II and Fund II-OW reevaluated the recoverability of the carrying value of the Louis Rose Building as of December 31, 2008 and recorded an additional impairment loss of approximately $1,205,000 in the fourth quarter of 2008 in order to reduce the carrying value of the property to a revised estimate of its fair value based on this contract, less estimated costs to sell the property.

Investment in Joint Ventures

Fund II and Fund II-OW has evaluated the Joint Ventures and concluded that there are no variable interest entities under the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities, which supersedes FIN No. 46 and is an interpretation of Accounting Research Bulletin (“ARB”) No. 51, Consolidated Financial Statements (“ARB No. 51”). Fund II and Fund II-OW does not have control over the operations of the Joint Ventures; however, it does exercise significant influence. Approval by Fund II and Fund II-OW as well as the other joint venture partners is required for any major decision or any action that would materially affect the Joint Ventures, or their real property investments. Accordingly, upon applying the provisions of SFAS No. 94, Consolidation of All Majority-Owned Subsidiaries, ARB No. 51, and Statement of Position No. 78-9, Accounting for Investments In Real Estate Ventures, Fund II and Fund II-OW accounted for its investment in the Joint Ventures using the equity method of accounting, whereby original investments are recorded at cost and subsequently adjusted for contributions, distributions, and net income (loss) attributable to Fund II and Fund II-OW. Pursuant to the terms of the joint venture agreements, all income (loss) and distributions are allocated to joint venture partners in accordance with their respective ownership interests. Distributions of net cash from operations, if available, are generally distributed to the joint venture partners on a quarterly basis.

Cash and Cash Equivalents

Fund II and Fund II-OW considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value, and consist of investments in money market accounts.

Other Assets

Other assets as of December 31, 2008 and 2007, is comprised of the following balances:

	2008	2007
Interest receivable	$2,422	$14,292
Prepaid property insurance	1,451	2,282

Total	$3,873	$16,574

Interest receivable represents interest earned during the period presented, which will be received in the following month. Prepaid property insurance is recognized in the period in which the coverage is provided. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of Fund II and Fund II-OW’s joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Wells Real Estate Fund II and Wells Real Estate Fund II-OW held ownership interests in Fund II and Fund II-OW of approximately 95% and 5%, for the years ended December 31, 2008 and 2007, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

Revenue Recognition

Fund II and Fund II-OW’s leases typically include renewal options, escalation provisions and provisions requiring tenants to reimburse Fund II and Fund II-OW for a pro rata share of operating costs incurred. All of Fund II and Fund II-OW leases are classified as operating leases, and the related rental income, including scheduled rental rate increases (other than scheduled increases based on the Consumer Price Index) is recognized on a straight-line basis over the terms of the respective leases. Rents and tenant reimbursements collected in advance are recorded as deferred income in the accompanying balance sheets. Lease termination income is recognized when the tenant loses the right to lease the space and Fund II and Fund II-OW has satisfied all obligations under the related lease or lease termination agreement.

Fund II and Fund II-OW records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for Fund II and Fund II-OW beginning January 1, 2008. Fund II and Fund II-OW has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No. 157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for Fund II and Fund II-OW beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for Fund II and Fund II-OW beginning January 1, 2008. SFAS No. 157 has not had a material impact on Fund II and Fund II-OW’s financial statements to date; however, Fund II and Fund II-OW is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	RELATED-PARTY TRANSACTIONS

Due from Joint Ventures

Due from joint ventures as of December 31, 2007 represents Fund II and Fund II-OW’s share of cash to be distributed from Fund II-III Associates for the fourth quarter of 2007.

Management and Leasing Fees

Wells Real Estate Fund II and Wells Real Estate Fund II-OW has property management and leasing agreements with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreements, Wells Management receives compensation for the management and leasing of Fund II and Fund II-OW’s properties equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties which are leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Through its interests in the Joint Ventures, Fund II and Fund II-OW incurred management and leasing fees that are payable to Wells Management through its equity in income (loss) of joint ventures of $18,259, $70,199, and $82,621 during the years ended December 31, 2008, 2007, and 2006, respectively.

For the three months ended December 31, 2008, Wells Management elected to defer the receipt of management and leasing fees due from Fund II and Fund II-OW through its interests in the Joint Ventures. As of

December 31, 2008, Fund II and Fund II-OW owed aggregate management and leasing fees, through its interests in the Joint Ventures, to Wells Management of approximately $4,800, which is due from Fund II-III Associates and, accordingly included in investment in joint ventures in the accompanying balance sheets.

Administrative Reimbursements

Wells Capital, one of the general partners of Wells Real Estate Fund II and Wells Real Estate Fund II-OW, and Wells Management perform certain administrative services for Fund II and Fund II-OW, relating to accounting, property management, and other joint venture administration, and incur the related expenses. Such expenses are allocated among these entities based on estimates of the time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. Fund II and Fund II-OW incurred administrative costs payable to Wells Capital and Wells Management of $164,887, $193,877, and $152,144 during the years ended December 31, 2008, 2007, and 2006, respectively, which are included in general and administrative expenses in the accompanying statements of operations.

Due to Affiliates

For the three months ended December 31, 2008, Wells Management and Wells Capital elected to defer the receipt of administrative reimbursements due from Fund II and Fund II-OW. As of December 31, 2008, Fund II and Fund II-OW owed aggregate administrative reimbursements to Wells Management and Wells Capital of $30,602, which is included in due to affiliates in the accompanying balance sheets.

As presented in the accompanying balance sheets, due to affiliates as of December 31, 2007 represents administrative reimbursements due to Wells Management and/or Wells Capital.

4.	INVESTMENT IN UNCONSOLIDATED JOINT VENTURES

Fund II and Fund II-OW’s investment and approximate ownership percentage in Fund II-III Associates as of December 31, 2008 and 2007 are presented below:

	2008		2007
	Amount	Percent	Amount	Percent
Fund II-III Associates	$4,998,521	63%	$3,621,339	63%

Roll-forwards of Fund II and Fund II-OW’s investment in the joint ventures for the years ended December 31, 2008 and 2007 are presented below:

	2008	2007
Investment in joint ventures, beginning of year	$3,621,339	$4,005,310
Equity in income (loss) of joint ventures	(250,387)	182,460
Contribution to joint ventures	1,737,460	2,760
Distributions from joint ventures	(109,891)	(569,191)

Investment in joint ventures, end of year	$4,998,521	$3,621,339

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

Condensed financial information for the joint ventures in which Fund II and Fund II-OW owned interests as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007, and 2006 is presented below:

	Total Assets December 31,		Total Liabilities December 31,		Total Equity December 31,
	2008	2007	2008	2007	2008	2007
Fund II-III Associates	$9,029,385	$6,116,957	$1,189,533	$436,342	$7,839,852	$5,680,615

	Total Revenues			Income (Loss) From Continuing Operations			Income (Loss) From Discontinued Operations			Net Income (Loss)
	For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,			For The Years Ended December 31,
	2008	2007	2006	2008	2007	2006	2008	2007	2006	2008	2007	2006
Fund I and Fund II Tucker	$0	$0	$2,301	$0	$(2,263)	$(31,062)	$0	$(1,899)	$(823,861)	$0	$(4,162)	$(854,923)
Fund II-III Associates	845,410	1,843,002	1,850,141	(400,524)	286,254	201,921	7,999	3,121	4,349	(392,525)	289,375	206,270

	$845,410	$1,843,002	$1,852,442	$(400,524)	$283,991	$170,859	$7,999	$1,222	$(819,512)	$(392,525)	$285,213	$(648,653)

5.	SUBSEQUENT EVENT

Louis Rose Building Sale Contract

On March 20, 2009, Fund II and Fund II-OW entered into a contract to sell the Louis Rose Building to an unrelated third party for $2,122,000. If the transaction progresses, the Partnership believes that it is likely to close in the second quarter of 2009; however, there are no assurances that this sale will be completed.

FUND II AND FUND II-OW

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION DECEMBER 31, 2008

Description	Encumbrances	Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2008				Accumulated Depreciation(b)	Date of Construction	Date Acquired
		Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
LOUIS ROSE BUILDING(a)	None	$1,282,500	$7,285,315	$(1,396,347)	$849,111	$6,322,357	$0	$7,171,468	$5,199,468	1987	5/09/88

(a)	The Louis Rose Building is a two-story office building located in Charlotte, North Carolina.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

FUND II AND FUND II-OW

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2005	$9,157,622	$4,821,521

Additions	117,566	134,745

BALANCE AT DECEMBER 31, 2006	9,275,188	4,956,266

Additions	41,820	139,411
Dispositions	(10,000)	(10,000)

BALANCE AT DECEMBER 31, 2007	9,307,008	5,085,677

Additions	0	113,791
Impairments(1)	(2,135,540)	0

BALANCE AT DECEMBER 31, 2008	$7,171,468	$5,199,468

(1)	In 2008, Fund II and Fund II-OW wrote-down the basis of the Louis Rose Building to reduce its carrying value to its fair value estimated based on an executed contract to sell the property.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The General Partners of

Fund II and Fund III Associates:

We have audited the accompanying balance sheets of Fund II and Fund III Associates (the “Joint Venture”) as of December 31, 2008 and 2007, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fund II and Fund III Associates as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    Frazier & Deeter, LLC

Atlanta, Georgia

March 20, 2009

FUND II AND FUND III ASSOCIATES

BALANCE SHEETS

DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Real estate assets, at cost:
Land	$1,504,743	$1,504,743
Building and improvements, less accumulated depreciation of $6,719,879 and $7,081,161 at December 31, 2008 and 2007, respectively	5,237,508	4,060,523
Construction in progress	604,802	920

Total real estate assets	7,347,053	5,566,186

Cash and cash equivalents	323,195	472,758
Tenant receivables, net	561,160	43,431
Deferred leasing costs, less accumulated amortization of $45,853 and $485,820 at December 31, 2008 and 2007, respectively	790,480	21,645
Other assets, net	7,497	12,937

Total assets	$9,029,385	$6,116,957

LIABILITIES AND PARTNERS’ CAPITAL
Liabilities:
Accounts payable, accrued expenses, and refundable security deposits	$363,963	$271,113
Due to affiliate	51,455	13,683
Deferred income	210,928	95,474
Accrued capital expenditures	383,796	920
Accrued deferred leasing costs	179,391	0
Partnership distributions payable	0	55,152

Total liabilities	1,189,533	436,342

Partners’ capital:
Fund II and Fund II-OW	4,998,521	3,621,339
Wells Real Estate Fund III, L.P.	2,841,331	2,059,276

Total partners’ capital	7,839,852	5,680,615

Total liabilities and partners’ capital	$9,029,385	$6,116,957

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
REVENUES:
Rental income	$778,525	$1,630,685	$1,739,437
Reimbursement income	63,557	190,344	84,862
Interest and other income	3,328	21,973	25,842

Total revenues	845,410	1,843,002	1,850,141

EXPENSES:
Property operating costs	761,510	807,511	814,375
Management and leasing fees	46,028	126,002	133,385
Depreciation	288,393	420,440	450,317
Amortization	43,523	89,365	102,553
Lease termination expense	0	0	94,104
General and administrative	106,480	113,430	53,486

Total expenses	1,245,934	1,556,748	1,648,220

NET INCOME (LOSS) FROM CONTINUING OPERATIONS	(400,524)	286,254	201,921

OPERATING INCOME FROM DISCONTINUED OPERATIONS	7,999	3,121	4,349

NET INCOME (LOSS)	$(392,525)	$289,375	$206,270

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	Fund II and Fund II-OW	Wells Real Estate Fund III, L.P.	Total Partners’ Capital
Balance, December 31, 2005	$4,462,408	$2,536,554	$6,998,962

Net income	131,457	74,813	206,270
Partnership contributions	17,818	10,760	28,578
Partnership distributions	(606,373)	(344,650)	(951,023)

Balance, December 31, 2006	4,005,310	2,277,477	6,282,787

Net income	184,462	104,913	289,375
Partnership distributions	(568,433)	(323,114)	(891,547)

Balance, December 31, 2007	3,621,339	2,059,276	5,680,615

Net loss	(250,387)	(142,138)	(392,525)
Partnership contributions	1,737,460	987,540	2,725,000
Partnership distributions	(109,891)	(63,347)	(173,238)

Balance, December 31, 2008	$4,998,521	$2,841,331	$7,839,852

See accompanying notes.

FUND II AND FUND III ASSOCIATES

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED

DECEMBER 31, 2008, 2007, AND 2006

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(392,525)	$289,375	$206,270
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	288,393	420,440	450,317
Amortization	67,498	130,230	102,553
Lease termination expense	0	0	94,104
Changes in assets and liabilities:
(Increase) decrease in tenant receivables, net	(517,729)	22,122	123,593
Decrease (increase) in other assets, net	5,440	(2,541)	126
Increase (decrease) in accounts payable, accrued expenses, and refundable security deposits	92,850	135,566	(77,257)
Increase in due to affiliate	15,130	190	2,294
Increase (decrease) in deferred income	115,454	(64,290)	(4,933)

Net cash (used in) provided by operating activities	(325,489)	931,092	897,067

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate assets	(1,663,742)	0	0
Payment of deferred leasing costs	(656,942)	0	0

Net cash used in investing activities	(2,320,684)	0	0

CASH FLOWS FROM FINANCING ACTIVITIES:
Operating distributions to joint venture partners in excess of accumulated earnings	(228,390)	(1,091,335)	(794,701)
Contributions from joint venture partners	2,725,000	0	28,578

Net cash provided by (used in) financing activities	2,496,610	(1,091,335)	(766,123)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(149,563)	(160,243)	130,944

CASH AND CASH EQUIVALENTS, beginning of year	472,758	633,001	502,057

CASH AND CASH EQUIVALENTS, end of year	$323,195	$472,758	$633,001

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
Partnership distributions payable	$0	$55,152	$254,940

Accrued capital expenditures	$406,438	$920	$0

Accrued deferred leasing costs	$179,391	$0	$0

See accompanying notes.

FUND II AND FUND III ASSOCIATES

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2008, 2007, AND 2006

1.	ORGANIZATION AND BUSINESS

In March 1989, Fund II and Fund II-OW entered into a Georgia general partnership with Wells Real Estate Fund III, L.P. (“Wells Fund III”), known as Fund II and Fund III Associates (the “Joint Venture”) for the purposes of developing, constructing, operating, and selling commercial and industrial real properties. Fund II and Fund II-OW is a joint venture between Wells Real Estate Fund II (“Wells Fund II”) and Wells Real Estate Fund II-OW (“Wells Fund II-OW”).

In April 1989, the Joint Venture acquired an approximate 118,000 square foot, four-story office building, 2100 Space Park Drive (formerly known as “Boeing at the Atrium”), in Houston, Texas. In 1991, Fund II and Fund II-OW contributed its interest in a 5.8-acre of land, known as the Brookwood Property, in Roswell, Georgia, to the Joint Venture. An approximate 7,000 square foot restaurant, Brookwood Grill, was developed on 1.5 acres of the Brookwood Property. During 1995, the remaining 4.3 acres of the Brookwood Property were transferred at cost to the Fund II, III, VI and VII Associates, a joint venture partnership between the Joint Venture, Wells Real Estate Fund VI, L.P. (“Wells Fund VI”), and Wells Real Estate Fund VII, L.P. (“Wells Fund VII”). Development on this property of two buildings containing a total of approximately 49,500 square feet was substantially complete in 1996. Once constructed, this property became known as the Holcomb Bridge Property. The general partners of Wells Fund II, Wells Fund II-OW, and Wells Fund III are Leo F. Wells, III and Wells Capital, Inc. The general partners of Wells Fund VI and Wells Fund VII are Leo F. Wells, III and Wells Partners, L.P., a private Georgia limited partnership. Ownership interests were recomputed based on relative cumulative capital contributions from the joint venture partners.

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

Real Estate Assets

Real estate assets are stated at cost, less accumulated depreciation. Amounts capitalized to real estate assets consist of the cost of acquisition or construction, application of acquisition fees incurred, and any tenant improvements or major improvements and betterments which extend the useful life of the related asset. The Joint Venture considers the period of future benefit of the asset to determine the appropriate useful lives. These assessments have a direct impact on net income. Upon receiving notification of a tenant’s intention to terminate a lease, undepreciated tenant improvements are written off to lease termination expense. All repairs and maintenance are expensed as incurred.

The Joint Venture’s real estate assets are depreciated using the straight-line method over the following useful lives:

Buildings	40 years
Building improvements	5-25 years
Land improvements	20 years
Tenant improvements	Shorter of lease term or economic life

Evaluating the Recoverability of Real Estate Assets

Management continually monitors events and changes in circumstances that could indicate that the carrying amounts of the real estate assets owned by the Joint Venture may not be recoverable. When indicators of potential impairment are present, which suggest that the carrying amounts of the real estate assets may not be recoverable, management assesses the recoverability of the real estate assets by determining whether the respective carrying values will be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use or the estimated fair values, less costs to sell, for assets held for sale do not exceed the respective assets’ carrying values, management adjusts the real estate assets to the respective estimated fair values, pursuant to Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognizes an impairment loss. Estimated fair values are calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value. The Joint Venture has determined that there has been no impairment in the carrying value of any of the real estate assets held as of December 31, 2008. Projections of expected future cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property, and the number of years the property is held for investment, among other factors. The subjectivity of assumptions in the future cash flow analysis, including discount rates, could result in an incorrect assessment of the property’s future cash flows and fair value, and could result in the misstatement of the carrying value of the Joint Venture’s real estate assets and net income.

Cash and Cash Equivalents

The Joint Venture considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Tenant Receivables, net

Tenant receivables are comprised of rental and reimbursement billings due from tenants and the cumulative amount of future adjustments necessary to present rental income using the straight-line method. In 2006, upon receiving notification of a tenant’s intention to terminate a lease, unamortized straight-line rent receivables were written off to lease termination expense. Management assesses the collectibility of tenant receivables on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $1,694 are included in tenant receivables as of December 31, 2008 and 2007, respectively.

Deferred Leasing Costs, net

Deferred leasing costs reflect costs incurred to procure operating leases, which are capitalized and amortized on a straight-line basis over the terms of the related leases. The remaining unamortized balance of deferred leasing costs will be amortized over a weighted-average period of approximately six years. In 2006, upon receiving notification of the tenant’s intention to terminate the lease, the unamortized deferred leasing costs were written-off to lease termination expense.

Other Assets, net

Other assets as of December 31, 2008 and 2007, is comprised of the following balances:

	2008	2007
Prepaid property insurance	$7,455	$10,138
Interest receivable	42	1,622
Refundable security deposits	0	1,000
Other	0	177

Total	$7,497	$12,937

Management assesses the collectibility of other assets on an ongoing basis and provides for allowances as such balances, or portions thereof, become uncollectible. Allowances of $0 and $8,530 are included as of December 31, 2008 and 2007, respectively. Prepaid property insurance is recognized in the period in which the coverage is provided. Interest receivable represents interest earned during the period presented, which will be received in the following month. Refundable security deposits represent cash deposits received from tenants. Pursuant to the respective leases, the Joint Venture may apply such balances towards unpaid receivable balances or property damages, where applicable, or is obligated to refund remaining balances to the tenants upon the expiration of their related lease term. Balances without a future economic benefit are written off as they are identified.

Allocation of Income and Distributions

Pursuant to the terms of the joint venture agreement, income and distributions are allocated to the joint venture partners based upon their respective ownership interests as determined by relative cumulative capital contributions, as defined. Fund II and Fund II-OW and Wells Fund III held ownership interests in the Joint Venture of approximately 63% and 37%, for the years ended December 31, 2008 and 2007, respectively. Net cash from operations is generally distributed to the joint venture partners on a quarterly basis.

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

The Joint Venture records the sale of real estate assets pursuant to the provisions of SFAS No. 66, Accounting for Sales of Real Estate. Accordingly, gains are recognized upon completing the sale and, among other things, determining the sale price and transferring all of the risks and rewards of ownership without significant continuing involvement with the seller. Recognition of all or a portion of the gain would be deferred until both of these conditions are met. Losses are recognized in full as of the sale date.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 was effective for the Joint Venture beginning January 1, 2008. The Joint Venture has elected not to implement the provisions of SFAS No. 159, and therefore, such provisions have no effect on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures required for fair value measurements under GAAP, including amending SFAS No. 144. SFAS No. 157 emphasizes that fair value is a market-based measurement, as opposed to an entity-specific measurement. In February 2008, the FASB issued Staff Position No. SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1, which is effective upon the initial adoption of SFAS No.157, excludes SFAS No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under SFAS No. 13, from the scope of SFAS No. 157. In February 2008, the FASB issued Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS No. 157 for all nonrecurring nonfinancial assets and liabilities until fiscal years beginning after November 15, 2008. On October 10, 2008, the FASB issued Staff Position No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP 157-3”). FSP 157-3 includes guidance for how companies should value illiquid assets under the fair value accounting method prescribed in SFAS No. 157, however, does not change any of the provisions of SFAS No. 157. FSP 157-3 is effective upon issuance on October 10, 2008, and retrospective application is prohibited. FSP 157-2 will be effective for the Joint Venture beginning January 1, 2009, and the remaining aspects of SFAS No. 157 were effective for the Joint Venture beginning January 1, 2008. SFAS No. 157 has not had a material impact on the Joint Venture’s financial statements to date; however, the Joint Venture is currently assessing the provisions and evaluating the potential impact of FSP 157-2 on its financial statements.

3.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

Wells Fund II, Wells Fund II-OW, and Wells Fund III entered into a property management and leasing agreement with Wells Management Company, Inc. (“Wells Management”), an affiliate of their general partners. In accordance with the property management and leasing agreement, Wells Management receives compensation for the management and leasing of the Joint Venture’s properties, the Joint Venture will generally pay Wells Management fees equal to (a) of the gross revenues collected monthly, 3% for management services and 3% for leasing services, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies; or (b) in the case of commercial properties which are leased on a long-term net basis (10 or more years), 1% of the gross revenues, except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred management and leasing fees that are payable to Wells Management of $28,383, $109,827, and $116,585, respectively, portions of which are included in operating income from discontinued operations in the accompanying statements of operations.

Administrative Reimbursements

Wells Management performs certain administrative services for the Joint Venture, relating to accounting, property management, and other joint venture administration, and incurs the related expenses. Such expenses are allocated among these entities based on time spent on each entity by individual personnel. In the opinion of management, this is a reasonable estimation of such expenses. During the years ended December 31, 2008, 2007, and 2006, the Joint Venture incurred administrative expenses of $61,697, $52,850, and $27,221, respectively, payable to Wells Management.

Due to Affiliate

As presented in the accompanying balance sheets, due to affiliate as of December 31, 2008 and December 31, 2007 represents the following items due to Wells Management:

	2008	2007
Construction fees	$22,642	$0
Administrative reimbursements	21,329	7,954
Property management fees	7,484	5,729

	$51,455	$13,683

For the three months ended December 31, 2008, Wells Management elected to defer the receipt of management and leasing fees and administrative reimbursements due from the Joint Venture. As of December 31, 2008, the Joint Venture owed aggregate management and leasing fees and administrative reimbursements to Wells Management of $7,484 and $21,329, respectively, which are included in due to affiliate in the accompanying balance sheets.

4.	DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, the Joint Venture has classified the results of operations related to the office component of Brookwood Grill, which was sold on July 1, 2004, as discontinued operations in the accompanying statements of operations. The details comprising income from discontinued operations are presented below:

	2008	2007	2006
Rental income	$8,511	$3,774	$3,728
Interest and other income	0	0	621

Total revenues	8,511	3,774	4,349

Management and leasing fees	512	653	0

Total expenses	512	653	0

Operating income from discontinued operations	$7,999	$3,121	$4,349

5.	RENTAL INCOME

The future minimum rental income due to the Joint Venture under noncancelable operating leases as of December 31, 2008 follows:

Year ended December 31:
2009	$1,486,814
2010	1,501,603
2011	1,542,776
2012	1,583,949
2013	1,595,223
Thereafter	1,006,144

$8,716,509

One tenant generated approximately 100% of rental income for the year ended December 31, 2008, and two tenants will generate approximately 38% and 62% of future minimum rental income.

FUND II AND FUND III ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

		Initial Cost		Costs Capitalized Subsequent To Acquisition(c)	Gross Carrying Amount as of December 31, 2008				Accumulated Depreciation(b)	Date of Construction	Date Acquired
Description	Encumbrances	Land	Buildings and Improvements		Land	Buildings and Improvements	Construction in Progress	Total
2100 SPACE PARK DRIVE
(formerly known as “Boeing At The Atrium”)(a)	None	$1,367,000	$11,409,245	$1,290,687	$1,504,743	$11,957,387	$604,802	$14,066,932	$6,719,879	1988	4/03/89

(a)	2100 Space Park Drive is a four-story office building located in Houston, Texas.

(b)

Buildings, land improvements, building improvements, and tenant improvements are depreciated using the straight-line method over 40 years, 20 years, 5 to 25 years, and the shorter of the economic life or corresponding lease terms, respectively.

(c)	Includes acquisition and advisory fees and acquisition expense reimbursements applied at acquisition.

FUND II AND FUND III ASSOCIATES

SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2008

	Cost	Accumulated Depreciation
BALANCE AT DECEMBER 31, 2005	$16,703,079	$10,212,761

Additions	0	504,612 (1)
Dispositions	(3,479,795)	(3,479,795)

BALANCE AT DECEMBER 31, 2006	13,223,284	7,237,578

Additions	920	420,440
Dispositions	(576,857)	(576,857)

BALANCE AT DECEMBER 31, 2007	12,647,347	7,081,161

Additions	2,069,260	288,393
Dispositions	(649,675)	(649,675)

BALANCE AT DECEMBER 31, 2008	$14,066,932	$6,719,879

(1)	Included in the number presented is $54,295, which is included in lease termination expense in the accompanying statements of operations.

EXHIBIT INDEX

TO

2008 FORM 10-K

OF

WELLS REAL ESTATE FUND II-OW

The following documents are filed as exhibits to this report. Those exhibits previously filed and incorporated herein by reference are identified below by an asterisk. For each such asterisked exhibit, there is shown below the description of the previous filing. Exhibits which are not required for this report are omitted.

Exhibit Number	Description of Document

*3	Restated and Amended Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW (Registration Statement of Wells Real Estate Fund II-OW, Exhibit B to the Prospectus, Commission File No. 33-17977)

*10(a)	Management Agreement between Wells Real Estate Fund II-OW and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, Commission File No. 0-17876)

*10(b)	Leasing and Tenant Coordination Agreement between Wells Real Estate Fund II-OW and Wells Management Company, Inc. (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1990, Commission File No. 0-17876)

*10(c)	Purchase Agreement for the acquisition of Heritage Place at Tucker dated April 25, 1986 (Exhibit 10(f) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10(d)	Joint Venture Agreement of Fund I and Fund II Tucker dated January 9, 1987 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10(e)	Purchase Agreement for the acquisition of the Cherokee Commons Shopping Center dated December 31, 1986 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10(f)	Joint Venture Agreement of Fund I and Fund II Cherokee dated June 27, 1987 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1990, Commission File No. 0-14463)

*10(g)	Fund II – Fund II-OW Joint Venture Agreement dated March 1, 1988 (Exhibit 10(g) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, Commission File No. 0-16518)

*10(h)	Lease with IBM dated March 17, 1987 (Exhibit 10(h) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, Commission File No. 0-16518)

*10(i)	Purchase Agreement for the Acquisition of the Atrium at Nassau Bay dated March 1, 1989 (Exhibit 10(i) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, Commission File No. 0-16518)

*10(j)	Joint Venture Agreement of Fund II and Fund III Associates dated March 1, 1989 (Exhibit to Post-Effective Amendment No. 2 to Registration Statement of Wells Real Estate Fund III, L.P., Commission File No. 33-24063)

*10(k)	First Amendment to Joint Venture Agreement of Fund II and Fund III Associates dated April 1, 1989 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, Commission File No. 0-16518)

Exhibit Number	Description of Document

*10(l)	Leases with Lockheed Engineering and Sciences Company, Inc. (Exhibit 10(l) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, Commission File No. 0-16518)

*10(m)	Cost Sharing Agreement between Wells Real Estate Fund II-OW, Wells Real Estate Fund II and the Fund II – Fund II-OW Joint Venture dated January 1, 1990 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1990, Commission File No. 0-16518)

*10(n)	Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker-Cherokee dated January 1, 1991 (Exhibit 10(j) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1991, Commission File No. 0-14463)

*10(o)	Amended and Restated Joint Venture Agreement of Fund II and Fund III Associates (Exhibit 10(o) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, Commission File No. 0-16518)

*10(p)	Land and Building Lease Agreement between Fund II and Fund II-OW and Brookwood Grill of Roswell, Inc. (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, Commission File No. 0-16518)

*10(q)	Assignment and Assumption of Lease dated September 20, 1991 between Fund II and Fund II-OW and Fund II and Fund III Associates (Exhibit 10(q) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1991, Commission File No. 0-16518)

*10(r)	Lease Modification Agreement No. 3 with The Kroger Co. dated December 21, 1993 (Exhibit 10(k) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1993, Commission File No. 0-14463)

*10(s)	Lease Agreement with First Union National Bank of N.C. dated March 31, 1994, and First Amendment to Lease Agreement dated April 14, 1994 (Exhibit 10(s) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 1994, Commission File No. 0-16518)

*10(t)	Joint Venture Agreement of Fund II, III, VI and VII Associates dated January 10, 1995 (Exhibit 10(w) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, Commission File No. 0-23656)

*10(u)	Joint Venture Agreement of Fund I, II, II-OW, VI and VII Associates dated August 1, 1995 (Exhibit 10(ii) to Form 10-K of Wells Real Estate Fund VI, L.P. for the fiscal year ended December 31, 1995, Commission File No. 0-23656)

*10(v)	First Amendment to Amended and Restated Joint Venture Agreement of Fund I and Fund II Tucker (formerly Fund I and Fund II Tucker-Cherokee) dated August 1, 1995 (Exhibit 10(m) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 1995, Commission File No. 0-14463)

*10(w)	Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated January 10, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, Commission File No. 0-17876)

*10(x)	Amended and Restated Custodial Agency Agreement between Wells Real Estate Fund II-OW and NationsBank of Georgia, N.A. dated August 1, 1995 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 1995, Commission File No. 0-17876)

*10(y)	Amendment to Amended and Restated Certificate and Agreement of Limited Partnership of Wells Real Estate Fund II-OW dated January 1, 2000 (Exhibit to Form 10-K of Wells Real Estate Fund II-OW for the fiscal year ended December 31, 2000, Commission File No. 0-17876)

Exhibit Number	Description of Document

*10(z)	Purchase and Sale Agreement for the sale of Cherokee Commons Shopping Center dated August 6, 2001 (Exhibit 10(p) to Form 10-K of Wells Real Estate Fund I for the fiscal year ended December 31, 2001, Commission File No. 0-14463)

*10(aa)	Amendments to the Brookwood Grill Lease (Exhibit 10(aa) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2001, Commission File No. 0-16518)

*10(bb)	Lease Agreement with The Boeing Company (Exhibit 10(bb) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, Commission File No. 0-16518)

*10(cc)	First Amendment to Lease Agreement with The Boeing Company (Exhibit 10(cc) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, Commission File No. 0-16518)

*10(dd)	Second Amendment to Lease Agreement with The Boeing Company (Exhibit 10(dd) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, Commission File No. 0-16518)

*10(ee)	Third Amendment to Lease Agreement with The Boeing Company (Exhibit 10(ee) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2002, Commission File No. 0-16518)

*10(ff)	Purchase and Sale Agreement for the sale of the Heritage Place Shopping Center (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund I for the quarter ended June 30, 2003, Commission File No. 0-14463)

*10(gg)	Purchase and Sale Agreement for the sale of 880 Holcomb Bridge Road and the Brookwood Grill (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund II for the quarter ended September 30, 2004, Commission File No. 0-16518)

*10(hh)	Purchase and Sale Agreement for the sale of the office portion of Heritage Place (Exhibit 10.3 to Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*10(ii)	First Amendment to Purchase and Sale Agreement for the sale of the office portion of Heritage Place (Exhibit 10.4 to Form 10-Q of Wells Real Estate Fund I for the quarter ended March 31, 2006, Commission File No. 0-14463)

*10(jj)	Office Lease with Hoyer Global (USA), Inc. relating to 2100 Space Park Drive (Exhibit 10.1 to Form 10-Q of Wells Real Estate Fund II for the quarter ended March 31, 2008, Commission File No. 0-16518)

*10(kk)	Office Lease with Lockheed Martin Corporation relating to 2100 Space Park Drive (Exhibit 10.2 to Form 10-Q of Wells Real Estate Fund II for the quarter ended June 30, 2008, Commission File No. 0-16518)

*10(ll)	Purchase and Sale Agreement for the sale of the Louis Rose Building (Exhibit 10(ll) to Form 10-K of Wells Real Estate Fund II for the fiscal year ended December 31, 2008, Commission File No. 0-16518)

31 .1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31 .2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 .1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002