Form 10-Q
period 2009-06-30
WELLS REAL ESTATE FUND II-OW
filed 2009-08-12
CIK 824004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to partners may be significantly hindered. See Item 1A. in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008 for a discussion of some of the risks and uncertainties, although not all risks and uncertainties, which could cause actual results to differ materially from those presented in our forward-looking statements.

WELLS REAL ESTATE FUND II-OW

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The information furnished in the Partnership’s accompanying balance sheets and statements of operations, partners’ capital, and cash flows reflects all adjustments that are, in management’s opinion, necessary for a fair and consistent presentation of the aforementioned financial statements.

The accompanying financial statements should be read in conjunction with the notes to the Partnership’s financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included both in this report on Form 10-Q and in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership’s results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of the operating results expected for the full year.

WELLS REAL ESTATE FUND II-OW

BALANCE SHEETS

ASSETS

	(Unaudited) June 30, 2009	December 31, 2008
Investment in Fund II and Fund II-OW	$407,340	$442,566
Due from Fund II and Fund II-OW	0	11,480
Cash and cash equivalents	11,674	194

Total assets	$419,014	$454,240

PARTNERS’ CAPITAL

Limited partners:
Class A – 6,062 units issued and outstanding	$418,203	$454,240
Class B – 1,626 units issued and outstanding	811	0
General partners	0	0

Total partners’ capital	$419,014	$454,240

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF OPERATIONS

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2009	2008	2009	2008
EQUITY IN LOSS OF FUND II AND FUND II-OW	$(519)	$(63,154)	$(35,226)	$(71,762)

NET LOSS	$(519)	$(63,154)	$(35,226)	$(71,762)

NET INCOME (LOSS) ALLOCATED TO LIMITED PARTNERS:
CLASS A	$(1,330)	$(63,154)	$(36,037)	$(71,762)

CLASS B	$811	$0	$811	$0

NET INCOME (LOSS) PER LIMITED PARTNER UNIT:
CLASS A	$(0.22)	$(10.42)	$(5.94)	$(11.84)

CLASS B	$ 0.50	$ 0.00	$ 0.50	$ 0.00

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF PARTNERS’ CAPITAL

FOR THE YEAR ENDED DECEMBER 31, 2008

AND SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Limited Partners				General Partners	Total Partners’ Capital
	Class A		Class B
	Units	Amount	Units	Amount
BALANCE, December 31, 2007	6,062	$613,593	1,626	$0	$0	$613,593

Net loss	0	(159,353)	0	0	0	(159,353)

BALANCE, December 31, 2008	6,062	454,240	1,626	0	0	454,240

Net loss	0	(36,037)	0	811	0	(35,226)

BALANCE, June 30, 2009	6,062	$418,203	1,626	$811	$0	$419,014

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

STATEMENTS OF CASH FLOWS

	(Unaudited) Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(35,226)	$(71,762)
Operating distribution received from Fund II and Fund II-OW	11,480	0
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of Fund II and Fund II-OW	35,226	71,762

Net cash provided by operating activities	11,480	0

NET INCREASE IN CASH AND CASH EQUIVALENTS	11,480	0

CASH AND CASH EQUIVALENTS, beginning of period	194	5,184

CASH AND CASH EQUIVALENTS, end of period	$11,674	$5,184

See accompanying notes.

WELLS REAL ESTATE FUND II-OW

CONDENSED NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2009 (unaudited)

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

The Partnership owned interests in all of its real estate assets through its interest in Fund II and Fund II-OW, a joint venture between the Partnership and Wells Real Estate Fund II. Fund II and Fund II-OW owned interests in real estate assets both directly and through joint ventures with other entities affiliated with the General Partners. During the periods presented, the Partnership owned interests in the following joint ventures (the “Joint Ventures”) and properties:

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

On April 20, 2009, Fund II and Fund II-OW sold the Louis Rose Building to an unrelated third party for a gross sale price of $2,122,000. During 2008, Fund II and Fund II-OW reduced the carrying value of Louis Rose Building to its estimated fair value, less estimated costs to sell, by recording an aggregate impairment loss of approximately $2,136,000. As a result of this sale, net proceeds of approximately $105,000 and a gain of approximately $900 were allocated to the Partnership in the second quarter of 2009. The net proceeds from this sale are currently being held in reserve by Fund II and Fund II-OW pending future distribution to the limited partners.

On April 30, 2009, Fund II-III Associates sold 2100 Space Park Drive to an unrelated third party for a gross sale price of $8,000,000. During the first quarter of 2009, Fund II-III Associates reduced the carrying value of 2100 Space Park Drive to its estimated fair value, less estimated costs to sell, by recording an impairment loss of approximately $850,000. As a result of this sale, net proceeds of approximately $261,000 and a gain of approximately $1,900 were allocated to the Partnership in the second quarter of 2009. The net proceeds from this sale are currently being held in reserve by Fund II and Fund II-OW pending future distribution to the limited partners.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Partnership have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”), including the instructions to Form 10-Q and Article 10 of Regulation S-X, and in accordance with such rules and regulations, do not include all of the information and footnotes required by U.S. generally accepted accounting principles (“GAAP”) for complete financial statements. In the opinion of the General Partners, the statements for the unaudited interim periods presented include all adjustments that are of a normal and recurring nature and necessary to fairly and consistently present the results for such periods. Results for interim periods are not necessarily indicative of full-year results. For further information, refer to the financial statements and footnotes included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2008. The Partnership has evaluated subsequent events occurring during the period from July 1, 2009 through August 12, 2009, the date of filing with the SEC.

The Partnership’s policy is to adopt the liquidation basis of accounting once the liquidation of the Partnership is imminent, which the Partnership has defined as beginning on the first day of the quarter following the completion of the sale of all real estate assets. On April 30, 2009, the Partnership, through its investment in the Joint Ventures, sold the remaining property in the portfolio, 2100 Space Park Drive. Accordingly, the Partnership is planning to adopt the liquidation basis of accounting effective July 1, 2009. Under the liquidation basis of accounting, assets and liabilities will be stated at their estimated net realizable values and net settlement amounts, respectively, and statements of operations and statements of cash flows will no longer be presented.

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

Evaluating the Recoverability of Real Estate Assets

The Partnership continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets owned through the Partnership’s investment in the Joint Ventures were not recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets may not be recoverable, management assessed the recoverability of the real estate assets by determining whether the respective carrying values would have been recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that the expected undiscounted future cash flows for assets held for use, or the estimated fair value, less costs to sell, for assets held for sale did not exceed the respective asset carrying value, management adjusted the real estate assets to the respective estimated fair values, pursuant to the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), and recognized an impairment loss. Estimated fair values were calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

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

Liquidating Distributions

Pursuant to the partnership agreement, after satisfying all debts and liabilities and establishing reserves deemed reasonably necessary in the sole discretion of the General Partners, liquidating distributions will be allocated to the limited partners in accordance with their respective positive tax capital balances, as adjusted for allocations of gain or loss on the sale of properties.

Allocations of Net Income, Net Loss, and Gain on Sale

For the purpose of determining allocations per the partnership agreement, net income is defined as net income recognized by the Partnership, excluding deductions for depreciation, amortization, cost recovery, interest expense, and the gain on the sale of assets. Net income, as defined, of the Partnership will be allocated each year in the same proportions that net cash from operations is distributed to the partners. To the extent the Partnership’s net income in any year exceeds net cash from operations, such excess net income will be allocated 99% to the limited partners and 1% to the General Partners.

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

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 provides guidance on management’s assessment of subsequent events. SFAS 165 clarifies U.S. auditing literature and states that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” SFAS 165 allows the assessment of subsequent events to occur through the date on which the financial statements are “available to be issued” or the date they are issued; however, management must also disclose the date through which events or transactions have been evaluated. Management must perform its assessment for both interim and annual financial reporting periods. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material impact on the Partnership’s financial statements or disclosures.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 requires that the FASB Accounting Standards Codification (the “Codification”) become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership expects that the adoption of SFAS 168 will not have a significant impact on its financial statements or disclosures.

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

Summary of Financial Information

Condensed financial information for Fund II and Fund II-OW for the three months and six months ended June 30, 2009 and 2008, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Loss
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund II and Fund II-OW	$4,748	$18,227	$(11,994)	$(169,183)	$2,224	$(1,020,149)	$(9,770)	$(1,189,332)

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund II and Fund II-OW	$8,108	$47,947	$(592,925)	$(238,987)	$(70,462)	$(1,112,453)	$(663,387)	$(1,351,440)

Condensed financial information for Fund II-III Associates in which the Partnership held an interest through its equity interest in Fund II and Fund II-OW for the three months and six months ended June 30, 2009 and 2008, respectively, is presented below:

	Total Revenues		Loss From Continuing Operations		Income (Loss) From Discontinued Operations		Net Income (Loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund II-III Associates	$0	$203	$(4,172)	$(6,900)	$90,418	$(150,987)	$86,246	$(157,887)

	Total Revenues		Loss From Continuing Operations		Loss From Discontinued Operations		Net Loss
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008	2009	2008	2009	2008
Fund II-III Associates	$25	$2,716	$(9,858)	$(9,902)	$(667,652)	$(132,588)	$(677,510)	$(142,490)

The Partnership allocates its share of net income, net loss, and gain on sale generated by the properties owned by the Joint Ventures to its Class A and Class B limited partners pursuant to the partnership agreement provisions outlined in Note 2. The components of income (loss) from discontinued operations recognized by the Joint Ventures results are provided below:

	Six Months Ended June 30, 2009				Six Months Ended June 30, 2008
	Operating Income	Impairment Loss	Gain on Sales	Total	Operating Loss	Impairment Loss	Gain on Sale	Total
Fund II and Fund II-OW	$(86,588)	$0	$16,126	$(70,462)	$(181,662)	$(930,791)	$0	$(1,112,453)
Fund II-III Associates	125,404	(849,964)	56,908	(667,652)	(132,588)	0	0	(132,588)

	$38,816	$(849,964)	$73,034	$(738,114)	$(314,250)	$(930,791)	$0	$(1,245,041)

4.	RELATED-PARTY TRANSACTIONS

Management and Leasing Fees

In accordance with the property management and leasing agreement, Wells Management Company, Inc. (“Wells Management”), an affiliate of the General Partners, is entitled to compensation for the management and leasing of the Partnership’s properties owned through Fund II and Fund II-OW equal to (a) 3% for management services and 3% for leasing services of the gross revenues collected monthly, plus a separate fee for the one-time lease-up of newly constructed properties in an amount not to exceed the fee customarily charged in arm’s-length transactions by others rendering similar services in the same geographic area for similar properties, which is assessed periodically based on market studies, or (b) in the case of commercial properties leased on a long-term net basis (ten or more years), 1% of the gross revenues except for initial leasing fees equal to 3% of the gross revenues over the first five years of the lease term. Management and leasing fees are paid by the Joint Ventures and, accordingly, are included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of management and leasing fees and lease acquisition costs incurred through the Joint Ventures and payable to Wells Management is ($173) and $17 for the three months ended June 30 2009 and 2008, respectively, and $588 and $409 for the six months ended June 30, 2009 and 2008, respectively. Such fees were adjusted in the second quarter of 2009 to reflect a refund due to Fund II-III Associates for management and leasing fees paid on rents received in advance for periods following the sale of 2100 Space Park Drive.

From October 2008 through March 2009, Wells Management elected to defer the receipt of management and leasing fees due from the Partnership through its interest in the Joint Ventures totaling approximately $1,000, all of which was repaid in May 2009.

Administrative Reimbursements

Wells Capital, one of our General Partners, and Wells Management perform certain administrative services for the Partnership and the Joint Ventures, relating to accounting and other partnership administration, and incur the related expenses. Such expenses are allocated among various other entities affiliated with the General Partners based on time spent on each fund by individual administrative personnel. In the opinion of the General Partners, this allocation is a reasonable estimation of such expenses. The administrative charges related to the Partnership are recorded by Fund II and Fund II-OW and, therefore, are included in equity in loss of Fund II and Fund II-OW in the accompanying statements of operations. The Partnership’s share of administrative costs incurred by Fund II and Fund II-OW and payable to Wells Capital and Wells Management is $2,647 and $2,378 for the three months ended June 30, 2009 and 2008, respectively, and $5,095 and $4,996 for the six months ended June 30, 2009 and 2008, respectively.

From October 2008 through March 2009, Wells Management and Wells Capital elected to defer the receipt of administrative reimbursements due from the Partnership through its interest in Fund II and Fund II-OW totaling approximately $4,200, all of which was repaid in May 2009.

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

Future net income generated by WREF will be largely dependent upon the amount of fees earned by Wells Capital and Wells Management based on, among other things, the level of investor proceeds raised from the sale of common stock for certain WREF-sponsored programs and the volume of future acquisitions and dispositions of real estate assets by WREF-sponsored programs, as well as anticipated dividend income earned from its holdings of common stock of Piedmont Office Realty Trust, Inc. (“Piedmont REIT”), which was acquired in connection with the Piedmont REIT internalization transaction (see Assertion of Legal Action Against Related-Parties below). In addition, WREF guarantees unsecured debt of another WREF-sponsored product which was in the amount of approximately $34.7 million as of July 31, 2009. The General Partners believe that WREF generates adequate cash flow from operations and has adequate liquidity available in the form of cash on hand and other investments necessary to meet its current and future obligations as they become due.

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

Assertion of Legal Action Against Related-Parties

On March 12, 2007, a stockholder of Piedmont REIT, filed a putative class action and derivative complaint, presently styled In re Wells Real Estate Investment Trust, Inc. Securities Litigation, in the United States District Court for the District of Maryland against, among others, Piedmont REIT; Leo F. Wells, III and Wells Capital, the Partnership’s General Partners; Wells Management, the Partnership’s property manager; certain affiliates of WREF; the directors of Piedmont REIT; and certain individuals who formerly served as officers or directors of Piedmont REIT prior to the closing of the internalization transaction on April 16, 2007. The complaint alleges, among other things, violations of the federal proxy rules and breaches of fiduciary duty arising from the Piedmont REIT internalization transaction and the related proxy statement filed with the SEC on February 26, 2007, as amended. The complaint seeks, among other things, unspecified monetary damages and nullification of the Piedmont REIT internalization transaction. On April 9, 2007, the District Court denied the plaintiff’s motion for an order enjoining the internalization transaction. On April 17, 2007, the Court granted the defendants’ motion to transfer venue to the United States District Court for the Northern District of Georgia, and the case was docketed in the Northern District of Georgia on April 24, 2007. On June 7, 2007, the Court granted a motion to designate the class lead plaintiff and class co-lead counsel. On June 27, 2007, the plaintiff filed an amended complaint, which attempts to assert class action claims on behalf of those persons who received and were entitled to vote on the Piedmont REIT proxy statement filed with the SEC on February 26, 2007, and derivative claims on behalf of Piedmont REIT. On July 9, 2007, the Court denied the plaintiff’s motion for expedited discovery related to an anticipated motion for a preliminary injunction. On August 13, 2007, the defendants filed a motion to dismiss the amended complaint. On March 31, 2008, the Court granted in part the defendants’ motion to dismiss the amended complaint. The Court dismissed five of the seven counts of the amended complaint in their entirety. The Court dismissed the remaining two counts with the exception of allegations regarding the failure to disclose in the Piedmont REIT proxy statement details of certain expressions of interest in acquiring Piedmont REIT. On April 21, 2008, the plaintiff filed a second amended complaint, which alleges violations of the federal proxy rules based upon allegations that the proxy statement to obtain approval for the Piedmont REIT internalization transaction omitted details of certain expressions of interest in acquiring Piedmont REIT. The second amended complaint seeks, among other things, unspecified monetary damages, to nullify and rescind the internalization transaction, and to cancel and rescind any stock issued to the defendants as consideration for the internalization transaction. On May 12, 2008, the defendants answered and raised certain defenses to the second amended complaint. On June 23, 2008, the plaintiff filed a motion for class certification. The defendants responded to the plaintiff’s motion for class certification on January 16, 2009. The plaintiff filed its reply in support of its motions for class certification on February 19, 2009. The motion for class certification is currently pending before the Court. The parties are presently engaged in discovery. On April 13, 2009, the plaintiff moved for leave to amend the second amended complaint to add additional defendants. The defendants responded to the plaintiff’s motion for leave to amend on April 30, 2009. The plaintiff filed its reply in support of its motion for leave to amend on May 18, 2009. The Court denied the plaintiff’s motion for leave to amend on June 23, 2009. Mr. Wells, Wells Capital, and Wells Management intend to vigorously defend this action. Any financial loss incurred by Wells Capital, Wells Management, or their affiliates could hinder their ability to successfully manage our operations and our portfolio of investments.

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

Portfolio Overview

We are currently in the disposition-and-liquidation phase of our life cycle. With the completion of the sales of the Louis Rose Building and 2100 Space Park Drive in April 2009, we have now sold all of the real estate assets in which we had owned interests. We have begun to take the steps necessary to liquidate and dissolve the Partnership. Having sold all of the real estate assets within the portfolio, the General Partners are currently reserving operating cash and a portion of net sale proceeds to fund anticipated costs necessary to liquidate and dissolve the Partnership, which is expected to occur in the fourth quarter of 2009.

Property Summary

We have now sold all of the real estate assets in which we had owned interests following the sales of the Louis Rose Building and 2100 Space Park Drive in April 2009. We have begun to take steps necessary to liquidate and dissolve the Partnership, which is expected to occur in the fourth quarter of 2009.

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

Short-Term Liquidity

During the six months ended June 30, 2009, we generated net operating cash flows of approximately $11,500. Fund II and Fund II-OW continues to hold operating distributions received from the Joint Ventures and otherwise payable to the Partnership. Accordingly, no operating distributions were paid to limited partners during the six months ended June 30, 2009. We believe that the cash on hand, including net proceeds from the sale of properties, will be sufficient to cover our working capital needs as we begin to wrap-up the Partnership’s affairs and prepare for dissolution.

Long-Term Liquidity

We have sold all of the real estate assets in which we had owned interests and do not anticipate acquiring additional properties. As a result of the sales of the remaining real estate assets in which the Partnership held interests in April 2009, we have begun to take the steps necessary to liquidate and dissolve the Partnership. We are in the process of evaluating the amount of cash reserves needed to settle estimated liabilities of the Partnership at dissolution and intend to distribute the cash balances remaining at that time to the limited partners pursuant to the provisions of the partnership agreement in the fourth quarter of 2009.

(THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK)

Capital Resources

As of June 30, 2009, we had received, used, distributed, and held net sale proceeds allocated to the Partnership from the sale of properties as presented below:

	Total Net Sale Proceeds	Partnership’s Approximate Ownership %	Net Sale Proceeds Allocated to The Partnership	Use of Net Sale Proceeds		Net Sale Proceeds Distributed to Partners as of June 30, 2009	Undistributed Net Sale Proceeds Being Reserved as of June 30, 2009
Property Sold				Amount	Purpose

Cherokee Commons (sold in 2001)	$8,414,089	2.9%	$239,776	$77,421	• Re-leasing of 2100 Space Park Drive (2002 and 2003) • Funding for Fund I and Fund II Tucker operating expenses (2005)	$162,355	$0

Heritage Place – retail portion (sold in 2003)	$3,207,708	2.6%	81,797	1,332	• Funding for Fund I and Fund II Tucker operating expenses (2005)	80,465	0

Brookwood Grill (sold in 2004)	$2,318,115	3.3%	76,730	28,401	• Funding for Fund I and Fund II Tucker operating expenses (2005) • Capital improvements for 2100 Space Park Drive (2008) • Funding for Fund II and Fund II-OW (2008)	48,329	0

Holcomb Bridge Property (sold in 2004)	$6,889,379	0.8%	53,737	19,886	• Funding for Fund I and Fund II Tucker operating expenses (2005) • Capital improvements for 2100 Space Park Drive (2008) • Funding for Fund II and Fund II-OW (2008)	33,851	0

Heritage Place – office portion (sold in 2006)	$4,028,043	2.6%	102,715	54,677	• Capital improvements for 2100 Space Park Drive (2008 and 2009) • Funding for Fund II and Fund II-OW (2008 and 2009)	0	48,038

Louis Rose (sold in 2009)	$1,975,436	5.3%	104,896	0		0	104,896

2100 Space Park Drive (sold in 2009)	$7,717,991	3.4%	261,305	0		0	261,305

Total			$920,956	$181,717		$325,000	$414,239

Upon evaluating the remaining obligations of the Partnership associated with its final dissolution, our General Partners anticipate distributing net sale proceeds of approximately $350,000 in October 2009, as further described below. In addition, our General Partners intend to make a final liquidating distribution to the limited partners of any proceeds that are not required to fund final dissolution costs for the Partnership in the fourth quarter of 2009.

Contractual Obligations and Commitments

In August 2009, our General Partners approved a distribution of net sale proceeds from the sales of Heritage Place – office portion, Louis Rose and 2100 Space Park Drive of approximately $350,000 in October 2009. In addition, our General Partners intend to make a final liquidating distribution to the limited partners of any proceeds that are not required to fund final dissolution costs for the Partnership and to dissolve the Partnership in the fourth quarter of 2009. These distributions will be made to limited partners effective as of October 1, 2009. In order to make this distribution in October, we must receive any transfers of unit ownership in good order no later than August 31, 2009. Furthermore, since these will be the final distributions for the Partnership, the Partnership will not recognize transfers received after August 31, 2009.

These distributions have not been formally declared by our General Partners. In accordance with the terms of the partnership agreement, our General Partners may elect to retain reserves deemed reasonably necessary in the sole discretion of our General Partners. Thus, should a change in circumstances prior to the intended distribution dates require our General Partners to reevaluate our reserve requirements, it is possible that these distributions may not occur, or that such distributions could be made at lower amounts.

Results of Operations

Equity in loss of Fund II and Fund II-OW was $519 and $63,154 for the three months ended June 30, 2009 and 2008, respectively. The decrease in loss is primarily attributable to (i) an impairment loss recognized by Fund II and Fund II-OW related to the Louis Rose Building in the second quarter of 2008, of which approximately $49,000 was allocated to the Partnership; (ii) an increase in rental and reimbursement income in the second quarter of 2009 as a result of an increase in occupancy at 2100 Space Park Drive prior to disposition; and (iii) the gain recognized on the sales of the Louis Rose Building and 2100 Space Park Drive in the second quarter of 2009, of which approximately $900 and $1,900, respectively, were allocated to the Partnership.

Equity in loss of Fund II and Fund II-OW was $35,226 and $71,762 for the six months ended June 30, 2009 and 2008, respectively. The decrease in loss is primarily attributable to (i) an impairment loss recognized by Fund II and Fund II-OW related to the Louis Rose Building in the second quarter of 2008, of which approximately $49,000 was allocated to the Partnership; (ii) an increase in rental and reimbursement income in 2009 as a result of an increase in occupancy at 2100 Space Park Drive prior to disposition; (iii) the gain recognized on the sales of the Louis Rose Building and 2100 Space Park Drive in the second quarter of 2009, of which approximately $900 and $1,900, respectively, were allocated to the Partnership, partially offset by (iv) an impairment loss recognized by Fund II-III Associates related to 2100 Space Park Drive in the first quarter of 2009, of which approximately $29,000 was allocated to the Partnership.

We anticipate future equity in loss of Fund II and Fund II-OW to be reflective of the Partnership’s share of costs associated with wrapping up the affairs of the Joint Ventures and the Partnership in the third and fourth quarters of 2009.

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

Evaluating the Recoverability of Real Estate Assets

We continually monitored events and changes in circumstances that could have indicated that the carrying amounts of the real estate assets in which we had an ownership interest through investments in the Joint Ventures were not recoverable. When indicators of potential impairment were present which suggested that the carrying amounts of real estate assets may not be recoverable, we assessed the recoverability of the real estate assets by determining whether the respective carrying values would be recovered through the estimated undiscounted future operating cash flows expected from the use of the assets and their eventual disposition for assets held for use, or with the estimated fair values, less costs to sell, for assets held for sale. In the event that such expected undiscounted future cash flows for assets held for use, or the estimated fair values, less costs to sell, for assets held for sale, did not exceed the respective assets’ carrying values, we adjusted the real estate assets to the respective estimated fair values, pursuant to the provisions of SFAS No. 144, and recognized an impairment loss. Estimated fair values were calculated based on the following information, in order of preference, dependent upon availability: (i) recently quoted market prices, (ii) market prices for comparable properties, or (iii) the present value of future cash flows, including estimated salvage value.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time a party to legal proceedings, which arise in the ordinary course of our business. We are not currently involved in any litigation the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such litigation threatened against us during the quarter ended June 30, 2009, requiring disclosure under Item 103 of Regulation S-K. For a description of pending litigation involving certain related parties, see “Assertion of Legal Action Against Related-Parties” in Note 4 to our financial statements included in this report.

ITEM 1A.	RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	We did not sell any equity securities that were not registered under the Securities Act of 1933 during the quarter ended June 30, 2009.

(b)	Not applicable.

(c)	We did not redeem any securities during the quarter ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

(a)	We were not subject to any indebtedness and, therefore, did not default with respect to any indebtedness during the quarter ended June 30, 2009.

(b)	Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our limited partners during the quarter ended June 30, 2009.

ITEM 5.	OTHER INFORMATION

(a)	During the quarter ended June 30, 2009, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	Not applicable.

ITEM 6.	EXHIBITS

The Exhibits to this report are set forth on Exhibit Index to Second Quarter Form 10-Q attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WELLS REAL ESTATE FUND II-OW (Registrant)

	By:	WELLS CAPITAL, INC. (Corporate General Partner)

August 12, 2009	/s/ LEO F. WELLS, III
Leo F. Wells, III President, Principal Executive Officer, and Sole Director of Wells Capital, Inc.

August 12, 2009	/s/ DOUGLAS P. WILLIAMS
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